Form 10KSB
period 2001-12-31
GATEWAY FINANCIAL HOLDINGS INC
filed 2002-03-26
CIK 1156953

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
        [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

   [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

           For the transition period from ____________ to ____________

                        Commission file number 000-33223

                        GATEWAY FINANCIAL HOLDINGS, INC.

             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

NORTH CAROLINA                                                                                           56-2040581
-------------------------------------------------------------------------------------------------------------------
(State or incorporation)                                                          (IRS Employer Identification No.)

1145 NORTH ROAD STREET, ELIZABETH CITY, NORTH CAROLINA                                                        27909
-------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                 (Zip code)


                                 (252) 334-1511
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $11.5 million.

The aggregate market value of the registrant's Common Stock at March 18, 2002, held by those persons deemed by the registrant to be non-affiliates, was approximately $20.9 million.

As of March 18, 2002, (the most recent practicable date), the registrant had outstanding 2,732,765 shares of common stock, no par value per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for the Annual Meeting of Shareholders to be held May 15, 2002, to be mailed to shareholders within 120 days of December 31, 2001, is incorporated by reference in Part II herein.

                          FORM 10-KSB TABLE OF CONTENTS


Index                                                                                                            PAGE
-----                                                                                                            ----
PART I

          Item 1.    Description of Business..................................................................      3
          Item 2.    Properties...............................................................................     10
          Item 3.    Legal Proceedings........................................................................     10
          Item 4.    Submission of Matters to a Vote of Security Holders......................................     10

PART II

          Item 5.    Market for Common Equity and Related Stockholder Matters.................................     11
          Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations....     12
          Item 7.    Financial Statements.....................................................................     34
          Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....     55

PART III

          Item 9.    Directors and Executive Officers of the Registrant; Compliance with Section 16(a)........     55
          Item 10.   Executive Compensation...................................................................     55
          Item 11.   Securities Ownership of Certain Beneficial Owners and Management.........................     55
          Item 12.   Certain Relationships and Related Transactions...........................................     55
          Item 13.   Exhibits and Reports on Form 8-K.........................................................     55


                                     PART I

                        ITEM 1. - DESCRIPTION OF BUSINESS

GENERAL

Gateway Financial Holdings, Inc. (the "Company") is a one-bank holding company incorporated under the laws of North Carolina to serve as the holding company for Gateway Bank & Trust Co. (the "Bank"). Gateway Financial Holdings, Inc. acquired all of the outstanding capital stock of the Bank on October 1, 2001. Gateway Bank & Trust Co. was incorporated on November 24, 1998, and commenced operations on December 1, 1998, as a North Carolina chartered commercial bank with its deposits insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Reserve System. The primary purpose of the Bank is to serve the banking needs of individuals and businesses in Northeastern North Carolina and Tidewater Virginia, with all decisions and product offerings to be in the best interests of its customers while providing an acceptable return for the shareholders of the Company. The Company's slogan is "High tech . . . High touch." The Company uses technology combined with personalized attention to provide customers with better service. The Company offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage, and personal loans; safe deposit boxes; and other associated services. In addition to the principal banking office in Elizabeth City, North Carolina, the Company has three additional full service branch offices, one each in Plymouth and Roper, North Carolina, and in Virginia Beach, Virginia. The Bank also has two wholly-owned subsidiaries. Gateway/Dowd & Twiddy Insurance Services, Inc., an insurance agency with offices in Edenton, Hertford, Elizabeth City, Plymouth and Nags Head, North Carolina, sells insurance products to businesses and individuals. Gateway Investment Services assists bank customers in their securities brokerage activities through an unaffiliated broker-dealer. Through this arrangement Gateway Investment Services earns revenues through commission sharing from the unaffiliated broker-dealer. Certain Gateway Investment Services employees are also employees of the unaffiliated broker-dealer.

MARKET AREA

The Company's market area around Elizabeth City, North Carolina includes parts of Pasquotank and Camden Counties, in the northeastern coastal region of North Carolina. Within the ten mile radius of the main office site of the Bank is a population of over 37,000 with an average household income of over $41,000. The unemployment rate in this area has consistently been below the national average since 1990. Pasquotank County has a labor force of almost 13,000. Elizabeth City is largest city in Pasquotank County with a population of over 18,000. Approximately 97.2% of the work force is employed in nonagricultural wage and salary positions. The major non-governmental employment sectors were trade (22.7%), service (14.7%), finance, communications and utilities (7.1%), manufacturing (5.5%), and construction (4.9%). The federal government employed 8.16% of the labor force and local and state government accounted for 19.8% of the labor force.

Washington County, where the two North Carolina branch offices are located, is approximately 50 miles southwest from Elizabeth City. Plymouth is the county seat. Principal economic activities include timber and paper, textiles, other manufacturing, farming and agriculture, and retail sales. Retail sales were estimated at $71 million. The 2000 reported population of Washington County was 13,723. The 2000 reported median household income was $27,726. The total workforce is 3,528 or 43.7% of the total population. The unemployment rate was estimated at 5.6% as of May 1999.

The Hampton Roads metropolitan statistical area ("MSA") of Virginia, which includes Norfolk, Virginia Beach and Chesapeake, is the second largest urban concentration in the southern United States with an estimated population of over
1.5 million. The Port of Virginia, actually four general cargo terminals, is the largest intermodal facility on the East Coast of the United States. The Norfolk Naval Base is the world's largest naval base and Hampton Roads is home to seven of the nation's 60 largest stateside military facilities. Hampton Roads' total personal income in 1998 was estimated at $36.9 billion and estimated gross retail sales in the MSA exceeded $13.3 billion. The MSA had a labor force of over 721,000. Non-farm payroll jobs were estimated to be 691,000 in 2000. The unemployment rate in Hampton Roads has consistently been below the national average since 1990. Approximately 21.4% of the work force is employed in governmental positions. The major non-governmental employment sectors were services (29.2%), trade (23.5%), manufacturing (10.3%), and finance, communications and utilities (9.4%).

The Company will continue to solicit retail deposits from consumers, principally in the form of Certificates of Deposit, Money Market Accounts and Demand Deposits, and from small businesses, principally in the form of Demand Deposits and Money Market Accounts. These deposits will be actively sought in order to provide funding for anticipated loan demand. Bank management is committed to keeping its focus aggressively on its stated marketing plan of developing relationships with small businesses, residential builders, and consumers.

COMPETITION

The Company faces considerable competition in its market areas. As of June 2001, there were 13 branches in Pasquotank County operated by seven commercial banks, including the Bank, and one savings institution. As of that date, approximately $530 million in deposits were located in Pasquotank County, and deposits of the Company on that date totaled $72.2 million. As of June 2001, there were six branches in Washington County operated by five commercial banks. As of that date, approximately $118 million in deposits were located in Washington County, and deposits of the Bank on that date totaled $22.8 million. As of June 2001, there were 109 branches in Virginia Beach operated by 15 commercial banks and three savings institutions. Almost 64% of the deposits in the MSA are controlled by the top four bank holding companies. Therefore, in its market area, the Bank has significant competition for deposits and loans from other depository institutions. Many of the Company's competitors have substantially greater resources, broader geographic markets, and higher lending limits than the Bank and offer certain services which the Company does not provide. Additionally, with the elimination of restrictions on interstate banking, the Company may be required to compete with out-of-state financial institutions that are not presently in its market area. The Bank also competes with credit unions, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank, in attracting deposits and making loans.

OTHER PRODUCTS AND SERVICES

Other Banking Products and Services.

To enable it to offer more personalized service to its customers, the Company offers or expects to offer additional products and services for its customers. Products and services currently offered are a debit card program, automated teller machines and drive-through facilities at its branches and internet banking to both business and individual customers.

Other Financial Services.

The Company, through its subsidiary, Gateway Investment Services, Inc., uses a networking arrangement to make available securities brokerage products to its customers. Commercial and personal insurance products are offered through the Bank's insurance subsidiary, Gateway/Dowd & Twiddy Insurance Services, Inc.

EMPLOYEES

The Company had 69 full-time equivalent employees at December 31, 2001. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


                           SUPERVISION AND REGULATION

Banking is a complex, highly regulated industry. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The descriptions of and references to the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

GATEWAY FINANCIAL HOLDINGS, INC.

Gateway Financial Holdings, Inc. (the "GFH") is a bank holding company that has elected to be treated as a financial holding company. As a bank holding company under the Bank Holding Company Act of 1956, as amended, GFH is registered with and subject to regulation by the Federal Reserve. GFH is required to file annual and other reports with, and furnish information to, the Federal Reserve. The Federal Reserve conducts periodic examinations of GFH and may examine any of its subsidiaries, including the Bank.

The Bank Holding Company Act provides that a bank holding company must obtain the prior approval of the Federal Reserve for the acquisition of more than five percent of the voting stock or substantially all the assets of any bank or bank holding company. In addition, the Bank Holding Company Act restricts the extension of credit to any bank holding company by its subsidiary bank. The Bank Holding Company Act also provides that, with certain exceptions, a bank holding company may not engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or own or control more than five percent of the voting shares of any company that is not a bank. The Federal Reserve has deemed limited activities to be closely related to banking and therefore permissible for a bank holding company.

However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which became effective on March 11, 2000, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a "financial holding company." A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." Among the activities that are deemed "financial in nature" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities as well as activities that the Federal Reserve considers to be closely related to banking.

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. GFH has elected, and been authorized by the Federal Reserve, to become a financial holding company.

Under the Modernization Act, the Federal Reserve serves as the primary "umbrella" regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. Management cannot predict the full sweep of this legislation.

Enforcement Authority. GFH will be required to obtain the approval of the Federal Reserve prior to engaging in or, with certain exceptions, acquiring control of more than 5% of the voting shares of a company engaged in, any new activity. Prior to granting such approval, the Federal Reserve must weigh the expected benefits of any such new activity to the public (such as greater convenience, increased competition, or gains in efficiency) against the risk of possible adverse effects of such activity (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Federal Reserve has cease-and-desist powers over bank holding companies and their nonbanking subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. The Federal Reserve also has authority to regulate debt obligations (other than commercial paper) issued by bank holding companies. This authority includes the power to impose interest ceilings and reserve requirements on such debt obligations. A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Interstate Acquisitions. Federal banking law generally provides that a bank holding company may acquire or establish banks in any state of the United States, subject to certain aging and deposit concentration limits. In addition, North Carolina banking laws permit a bank holding company which owns stock of a bank located outside North Carolina to acquire a bank or bank holding company located in North Carolina. This type of acquisition may occur only if the North Carolina bank to be directly or indirectly controlled by the out-of-state bank holding company has existed and continuously operated as a bank for a period of at least five years. In any event, federal banking law will not permit a bank holding company to own or control banks in North Carolina if the acquisition would exceed 20% of the total deposits of all federally-insured deposits in North Carolina.

Capital Adequacy. The Federal Reserve has promulgated capital adequacy regulations for all bank holding companies with assets in excess of $150 million. The Federal Reserve's capital adequacy regulations are based upon a risk-based capital determination, whereby a bank holding company's capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company's assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

The regulations divide capital between Tier 1 capital (core capital) and Tier 2 capital. For a bank holding company, Tier 1 capital consists primarily of common stock, related surplus, noncumulative perpetual preferred stock, minority interests in consolidated subsidiaries and a limited amount of qualifying cumulative preferred securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of an amount equal to the allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The Tier 1 component must comprise at least 50% of qualifying total capital.

Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2001, GFH's Tier 1 leverage capital ratio and total capital were 16.7% and 17.9%, respectively.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2001, the Federal Reserve had not advised GFH of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.

Source of Strength for Subsidiaries. Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries' compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the ability of GFH to pay cash dividends depends upon the cash dividends received from its subsidiary bank. The only source of income to GFH is dividends and management fees paid by the Bank. GFH must pay all of its operating expenses from funds it receives from the Bank. Therefore, shareholders may receive dividends from GFH only to the extent that funds are available after payment of operating expenses. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition. GFH expects that, for the foreseeable future, any dividends paid by the Bank to it will likely be limited to amounts needed to pay any separate expenses of GFH.

Change of Control. State and federal banking law restricts the amount of voting stock of a bank that a person may acquire without the prior approval of banking regulators. The Bank Holding Company Act requires that a bank holding company obtain the approval of the Federal Reserve before it may merge with a bank holding company, acquire a subsidiary bank, acquire substantially all of the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of that bank or bank holding company. The overall effect of such laws is to make it more difficult to acquire GFH by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, GFH shareholders may be less likely to benefit from rapid increases in stock prices that often result from tender offers or similar efforts to acquire control of other types of companies.

THE BANK

Gateway Bank & Trust Co. (the "Bank") is subject to various requirements and restrictions under the laws of the United States and the State of North Carolina. As a North Carolina bank, the Bank is subject to regulation, supervision and regular examination by the North Carolina Banking Commission. As a member of the Federal Reserve, the Bank is subject to regulation, supervision and regular examination by the Federal Reserve. The North Carolina Banking Commission and the Federal Reserve have the power to enforce compliance with applicable banking statutes and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank.

Transactions with Affiliates. The Bank may not engage in specified transactions (including, for example, loans) with its affiliates unless the terms and conditions of those transactions are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered or would apply to nonaffiliated companies. In addition, transactions referred to as "covered transactions" between the Bank and its affiliates may not exceed 10% of the Bank's capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. The Bank also is prohibited from purchasing low-quality assets from an affiliate. Every company under common control with the Bank, including GFH, is deemed to be an affiliate of the Bank.

Loans to Insiders. Federal law also constrains the types and amounts of loans that the Bank may make to its executive officers, directors and principal shareholders. Among other things, these loans are limited in amount, must be approved by the Bank's board of directors in advance, and must be on terms and conditions as favorable to the Bank as those available to an unrelated person.

Regulation of Lending Activities. Loans made by the Bank are also subject to numerous federal and state laws and regulations, including the Truth-In-Lending Act, Federal Consumer Credit Protection Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and adjustable rate mortgage disclosure requirements. Remedies to the borrower or consumer and penalties to the Bank are provided if the Bank fails to comply with these laws and regulations. The scope and requirements of these laws and regulations have expanded significantly in recent years.

Branch Banking. All banks located in North Carolina are authorized to branch statewide. Accordingly, a bank located anywhere in North Carolina has the ability, subject to regulatory approval, to establish branch facilities near any of the Bank's facilities and within the Bank's market area. If other banks were to establish branch facilities near the Bank's facilities, it is uncertain whether these branch facilities would have a material adverse effect on the Bank's business.

In 1994 Congress adopted the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994. That statute provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. Current North Carolina law permits interstate branching only through acquisition of a financial institution that is at least five years old, and after the acquisition, the resulting institution and its affiliates cannot hold more than 20% of the total deposits in the state. Furthermore, the Reigle-Neal Act and applicable North Carolina statutes permit regulatory authorities to approve de novo branching in North Carolina by institutions located in states that would permit North Carolina institutions to branch on a de novo basis into those states. Federal regulations under the Riegle-Neal Act prohibit an out-of-state bank from using the new interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to insure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities served by the out-of-state bank.

Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowings, control of borrowings, open market transactions in United States government securities, the imposition of and changes in reserve requirements against member banks and deposits and assets of foreign bank branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the monetary policies available to the Federal Reserve. Those monetary policies influence to a significant extent the overall growth of all bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits in order to mitigate recessionary and inflationary pressures. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Dividends. All dividends paid by the Bank are paid to GFH, the sole shareholder of the Bank. The general dividend policy of the Bank is to pay dividends at levels consistent with maintaining liquidity and preserving applicable capital ratios and servicing obligations. The dividend policy of the Bank is subject to the discretion of the board of directors of the Bank and will depend upon such factors as future earnings, financial condition, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.

The ability of the Bank to pay dividends is restricted under applicable law and regulations. Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if the Bank's surplus is less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the Federal Deposit Insurance Corporation.

The exact amount of future dividends on the stock of the Bank will be a function of the profitability of the Bank in general and applicable tax rates in effect from year to year. The Bank's ability to pay dividends in the future will directly depend on its future profitability, which cannot be accurately estimated or assured. Management expects that, for the foreseeable future, profits resulting from the Bank's operations will be retained by the Bank as additional capital to support its operations and growth other than dividends paid by the Bank to GFH as needed to pay any separate expenses of GFH.

Capital Adequacy. The capital adequacy regulations which apply to state banks, such as the Bank, are similar to the Federal Reserve requirements promulgated with respect to bank holding companies discussed above.

Changes in Management. Any depository institution that has been chartered less than two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator, or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the board of directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During this 30-day period, the applicable federal banking regulatory agency may disapprove of the addition of such director or employment of such officer. The Bank is not subject to any such requirements.

Enforcement Authority. The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain "institution-affiliated parties" primarily including management, employees and agents of a financial institution, as well as independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the primary federal banking agency to be appropriate.

Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. Federal "prompt corrective action" regulations divide banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be "well-capitalized" if it has a total risk-based capital ratio of 10% or more, a core capital ratio of six percent or more and a leverage ratio of five percent or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of eight percent or more, a core capital ratio of four percent or more and a leverage ratio of four percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of three percent or more). Under these regulations, a bank is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than eight percent, a core capital ratio of less than four percent or a leverage ratio of less than three percent. Under these regulations, a bank is deemed to be "significantly undercapitalized" if it has a risk-based capital ratio of less than six percent, a core capital ratio of less than three percent and a leverage ratio of less than three percent. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a leverage ratio of less than or equal to two percent. In addition, the applicable federal banking agency has the ability to downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the bank meets the capital guidelines.

If a state member bank, such as the Bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the Federal Reserve. An undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Reserve of a capital restoration plan for that bank.

If a state member bank is classified as undercapitalized, the Federal Reserve may take certain actions to correct the capital position of the bank. If a state member bank is classified as significantly undercapitalized, the Federal Reserve would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, changes in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, the bank must be placed into conservatorship or receivership within 90 days, unless the Federal Deposit Insurance Corporation determines otherwise.

The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by the bank. The Federal Reserve is required to conduct a full-scope, on-site examination of every member bank at least once every twelve months.

Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. "Well-capitalized" banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The Federal Reserve may, on a case-by-case basis, permit member banks that are adequately capitalized to accept brokered deposits if the Federal Reserve determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The Bank's deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned. The Federal Deposit Insurance Corporation assesses insurance premiums on a bank's deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The Federal Deposit Insurance Corporation determines the deposit insurance assessment rates on the basis of the bank's capital classification and supervisory evaluations. Each of these categories has three subcategories, resulting in nine assessment risk classifications. The three subcategories with respect to capital are "well-capitalized," "adequately capitalized" and "less than adequately capitalized" (that would include "undercapitalized," "significantly undercapitalized" and "critically undercapitalized" banks). The three subcategories with respect to supervisory concerns are "healthy," "supervisory concern" and "substantial supervisory concern." A bank is deemed "healthy" if it is financially sound with only a few minor weaknesses. A bank is deemed subject to "supervisory concern" if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the Bank Insurance Fund of the Federal Deposit Insurance Corporation. A bank is deemed subject to "substantial supervisory concern" if it poses a substantial probability of loss to the Bank Insurance Fund. Any increase in insurance assessments could have an adverse effect on the bank's earnings.

GFH's management and the Bank's management cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof.


                               ITEM 2 - PROPERTIES

The Company currently operates out of four banking offices as set forth below:


                                                                Approximate Square            Year Established/
                Office Location                                      Footage                       Acquired
---------------------------------------------------             ------------------            -----------------
ELIZABETH CITY - 1145 North Road Street (1)                            7,000                         1999
VIRGINIA BEACH - 4460 Corporation Lane, Suite 100                      4,041                         2000
PLYMOUTH - 433 U.S. Highway 64 East                                    5,229                         2000
ROPER - 102 W. Buncomb Street                                            540                         2000


(1) Main office. Houses the operations center including bookkeeping, proof and accounting.

All properties owned by the Company and its subsidiaries, including land, buildings and improvements, furniture, equipment and vehicles, had a net book value at December 31, 2001 of $5.8 million. In the opinion of the Company's management, such properties are adequately covered by insurance.

In addition to the properties described above, the Company has committed to construct full service branch facilities in Kitty Hawk, North Carolina and Chesapeake, Virginia at construction costs of approximately $1.4 million and $1.9 million, respectively.


                           ITEM 3 - LEGAL PROCEEDINGS

The Company is aware of no material legal proceeding to which the Company or any of its subsidiaries is a party or of which any of their properties is subject.


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of our shareholders during the fourth quarter of fiscal 2001.

                                     PART II

        ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ under the symbol "GBTS". The following table sets forth the high and low sales prices for shares of our common stock for the periods indicated. The last reported sales price of the common stock on March 18, 2002 was $9.40 per share. As of December 31, 2001, Gateway Bank had approximately 2,100 shareholders of record.


                                                             High              Low
                                                           ---------         --------
                  2001         First Quarter               $   11.00         $   8.00
                               Second Quarter                  12.00             8.00
                               Third Quarter                   10.14             8.15
                               Fourth Quarter                  11.00             8.15

                  2000         First Quarter               $   12.00         $   8.25
                               Second Quarter                  11.00             8.13
                               Third Quarter                   12.00             8.88
                               Fourth Quarter                  11.00             7.38



We conducted an initial public offering of our common stock that closed in 1998, pursuant to which we sold 1,044,495 shares at $11.00 per share in cash. During 2000, we sold 515,597 shares of our common stock at $10.00 per share in a public offering. During 2001, we sold 1,110,973 units at $9.25 per share in a public offering, with each such unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at a price of $11.10 per share at any time until June 30, 2004. Those warrants are traded separately on the NASDAQ under the symbol "GBTSW".

We have not paid cash dividends, and we anticipate that all or substantially all of our earnings for the foreseeable future will be required for use in the development of the Company's business. Consequently, we do not anticipate paying cash dividends for the foreseeable future. As a holding company, we are dependent upon our subsidiary, Gateway Bank, to provide funding for our operating expenses and dividends. North Carolina banking law will permit the payment of dividends only out of retained earnings and will prohibit the payment of cash dividends if Gateway Bank's surplus is less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if Gateway Bank is undercapitalized or insolvent or if payment of the cash dividend would render Gateway Bank undercapitalized or insolvent, and no cash dividend may be paid by Gateway Bank if it is in default of any deposit insurance assessment due to the FDIC. Subject to these restrictions, our Board of Directors will consider the payment of dividends when it is deemed prudent to do so.

           ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Gateway Financial Holdings, Inc. It should be read in conjunction with the audited financial statements and accompanying notes included in this annual report and the supplemental financial data appearing throughout this discussion and analysis.


                                    OVERVIEW

Gateway Financial Holdings, Inc. is a one-bank holding company incorporated under the laws of North Carolina to serve as the holding company for Gateway Bank & Trust Co. (the "Bank"). Gateway Financial Holdings, Inc. acquired all of the outstanding capital stock of the Bank on October 1, 2001. The Bank began operations on December 1, 1998 in a temporary banking facility located in Elizabeth City, North Carolina. Soon thereafter, construction of the Bank's permanent headquarters facility located at 1145 North Road Street in Elizabeth City commenced. This attractive and customer friendly facility was occupied in November 1999. Since inception, the Bank has aggressively pursued its primary objective of building a full service banking enterprise with broad customer support in a market area that includes northeastern North Carolina and the Tidewater area of Virginia, supplementing those banking services with other financial services intended to generate significant non-interest income. In addition to completion of its headquarters facility, the Bank completed, in March of 2000, the successful acquisition of two branches in Plymouth and Roper, North Carolina, and the de novo opening in July 2000 of its first Virginia branch in Virginia Beach, increasing the Bank's branch network to four full service offices. A fifth full service branch was opened in Edenton, North Carolina on January 1, 2002. In addition to our banking activities, the Bank has focused on insurance and brokerage services to develop sustainable and growth-oriented sources of non-interest income. The Bank acquired the Dowd & Twiddy insurance group in January 2000 and Fidelity Insurance in January 2001. These agencies sell insurance products to businesses and individuals. In addition, the Bank organized Gateway Investment Services, Inc. to assist bank customers in their securities brokerage activities through a networking arrangement with an unaffiliated broker-dealer. Through this arrangement, Gateway Investment Services earns revenues through commission sharing from the unaffiliated broker-dealer. Gateway Financial Holdings, Inc., the Bank and the Bank's wholly-owned subsidiaries are collectively referred to as the "Company."

As part of its strategic plan, the Company is currently developing full service financial centers in Chesapeake, Virginia and in Kitty Hawk, North Carolina. The Chesapeake facility is expected to commence operations in the third quarter of 2002, and the Kitty Hawk facility is expected to commence operations in the second quarter of 2002. Chesapeake offers a strong economy we believe should blend well with the Company's shareholder base in the area. Management believes that the Bank's full range of banking and other financial services will attract a strong and loyal customer base in this important market. Kitty Hawk, approximately an hour's drive from Elizabeth City, is located on the Outer Banks of North Carolina, a popular and rapidly growing vacation, resort and recreational area. Beyond the new Chesapeake and Kitty Hawk branches, the Company will continue to consider opportunities such as the acquisition of an additional branch or branches where an opportunity consistent with the Company's long-range strategic objectives is presented. The Company will also continue to explore de novo branching opportunities in markets it considers attractive. It will also continue to look for ways to expand non-traditional banking activities in its insurance subsidiary and securities networking arrangement, which create significant sources of non-interest income.

During its initial periods of operations, the Company has concentrated its efforts on building a franchise and infrastructure that can deliver and sustain long-term profitability. Toward that objective, and consistent with its business plans, the Company incurred significant operating losses from its date of opening through December 31, 2000. These losses totaled approximately $2.5 million. The Company achieved its first profitable quarter during the three months ended March 31, 2001, reporting net income of $130,000 for the period. The Company achieved increasingly higher net income in the second, third and fourth quarters of 2001, finishing the year with net income of $547,000. While management expects the Company to continue to be profitable, continued expansion activity can be expected to generate significant additional costs that can negatively impact earnings as the Company pursues its growth strategies.

           SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The information presented below is derived in part from the audited consolidated financial statements and notes thereto of the Company. This information presented below does not purport to be complete and should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this annual report.


                                                                         For the Years Ended December 31,
                                                                --------------------------------------------------
                                                                   2001               2000                 1999
                                                                ----------         -----------          ----------
                                                                   (Dollars in thousands, except per share data)
OPERATING DATA:
   Total interest income                                        $    9,126         $     6,181          $    1,859
   Total interest expense                                            5,059               3,457                 753
                                                                ----------         -----------          ----------
   Net interest income                                               4,067               2,724               1,106
   Provision for loan losses                                           440                 482                 455
                                                                ----------         -----------          ----------
   Net interest income after
    provision for loan losses                                        3,627               2,242                 651
   Total non-interest income                                         2,420               1,341                  95
   Total non-interest expense                                        5,500               4,655               1,758
                                                                ----------         -----------          ----------
   Income (loss) before income taxes                                   547              (1,072)             (1,012)
   Provision for income taxes                                           --                  --                  --
                                                                ----------         -----------          ----------
   Net income (loss)                                            $      547         $    (1,072)         $   (1,012)
                                                                ==========         ===========          ==========

PER SHARE DATA:
   Net income (loss), basic and diluted                         $      .25         $     (0.82)         $    (0.97)
   Dividends                                                            --                  --                  --
   Book value                                                         8.42                8.29                9.02
   Tangible book value                                                7.56                7.11                9.02

BALANCE SHEET DATA:
   Total assets                                                 $  160,832         $   110,694          $   44,235
   Loans receivable                                                107,240              75,921              29,574
   Allowance for loan losses                                         1,435               1,028                 462
   Deposits                                                        115,717              90,293              32,181
   Borrowings                                                       21,300               6,500               2,500
   Shareholders' equity                                             22,998              13,441               9,426

SELECTED PERFORMANCE RATIOS:
   Return on average assets                                            .41%              (1.33)%             (3.51)%
   Return on average equity                                           2.96%              (9.76)%            (10.20)%
   Net interest margin (1)                                            3.32%               3.78%               4.18%
   Net interest spread (2)                                            2.66%               3.07%               2.25%
   Non-interest income as a percentage of
    total revenue                                                    37.31%              32.99%               7.91%
   Non-interest income as a percentage of
    average assets                                                    1.80%               1.66%               0.33%
   Non-interest expense to average assets                             4.10%               5.78%               6.09%
   Efficiency ratio (3)                                              84.78%             114.51%             146.38%
   Dividend payout ratio                                              0.00%               0.00%               0.00%



                                                                            For the Years Ended December 31,
                                                                       ---------------------------------------------
                                                                          2001             2000              1999
                                                                       ---------        ---------          ---------
                                                                       (Dollars in thousands, except per share data)

ASSET QUALITY RATIOS:
   Nonperforming loans to period-end loans                                 0.00%            0.00%             0.00%
   Allowance for loan losses to period-end
    loans                                                                  1.34%            1.35%             1.56%
   Allowance for loan losses to nonperforming
    loans                                                                    NM               NM                NM
   Nonperforming assets to total assets (4)                                 .14%            0.00%             0.00%
   Net loan charge-offs (recoveries) to average
    loans outstanding                                                       .04%            0.01%             0.02%

CAPITAL RATIOS: (5)
   Total risk-based capital                                               17.89%           15.71%            53.43%
   Tier 1 risk-based capital                                              16.72%           14.44%            50.93%
   Leverage ratio                                                         13.74%           11.31%            23.65%
   Equity to assets ratio                                                 14.30%           12.14%            21.31%

OTHER DATA:
   Number of banking offices                                                  4                4                 1
   Number of full time equivalent employees                                  69               53                22


(1) Net interest margin is net interest income divided by average interest-earning assets.
(2) Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.
(4) Nonperforming assets consists of nonaccrual loans, restructured loans, and real estate owned, where applicable.
(5)      Capital ratios are for the Bank.

                               FINANCIAL CONDITION
                           DECEMBER 31, 2001 AND 2000

The Company continued its pattern of strong growth during the 2001, with total assets increasing by $50.1 million, or 45.3%, to $160.8 million at year end. This growth was principally reflected in increased loans and investment securities available for sale. Total loans increased by $31.3 million, or 41.3%, from $75.9 million at the beginning of the year to $107.2 million at year end. Investment securities available for sale increased by $9.2 million, or 41.9%, from $22.0 million to $31.2 million. The increase in loans was comprised principally of increases of $25.7 million and $3.6 million, respectively, in commercial loans and construction loans - two areas of lending which the Company targets. The Company has maintained liquidity at what it believes to be an appropriate level, as liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, increased in the aggregate to $43.9 million, or 27.3% of total assets, at December 31, 2001. The Bank became a member of the Federal Reserve System during the year, prompting an investment of $467,000 in stock of the Federal Reserve Bank of Richmond. In addition, the Bank added to its investment in stock of the Federal Home Loan Bank of Atlanta by $590,000, increasing its total investment to $915,000. The Company's investment in premises and equipment increased by $1.8 million as a result of growth and expansion and costs incurred in development of the new full service branches in Chesapeake, Virginia and Kitty Hawk, North Carolina that are expected to open in 2002. Other assets increased by $827,000, principally as a result of goodwill of $679,000 recorded in January 2001 in connection with the successful acquisition by the Company's insurance subsidiary, Gateway/Dowd & Twiddy Insurance Services, Inc., of Fidelity Insurance in Plymouth, North Carolina, as the Company continues to focus on insurance as a source of non-interest income.

Funding for the growth in assets and loans was provided by proceeds of $9.2 million from the sale of common stock during the year, combined with increases of $25.4 million, $11.8 million and $3.0 million, respectively, in deposit accounts, advances from the Federal Home Loan Bank and federal funds purchased. Total deposit accounts increased 28.2%. Non-interest-bearing demand accounts grew by $3.8 million, or 47.8%, money market and NOW accounts decreased by $2.2 million, or 10.8%, and time deposits increased by $23.8, or 39.9%. The decrease in money market and NOW accounts resulted principally from customers moving balances to investments offered through Gateway Investment Services and to certificates of deposit to take advantage of the higher rates paid on such accounts as interest rates declined throughout the year. The Company also used brokered deposits to fund growth, with such deposits comprising $15.5 million, or 18.6% of total time deposits, at December 31, 2001.

Total stockholders' equity increased by $9.6 million, or 71.1%, during 2001. The increase resulted principally from net proceeds of $9.2 million from the sale of common stock during the year. In addition, the Company reported its first annual profit of $547,000 for the year ended December 31, 2001, which, in combination with proceeds from the sale of common stock and a decrease of $199,000 in accumulated other comprehensive income resulting from unrealized securities gains, increased total stockholders' equity to $23.0 million. All capital ratios continue to place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures.


                           DECEMBER 31, 2000 AND 1999

During 2000 the Company's total assets increased by $66.5 million, from $44.2 million at December 31, 1999 to $110.7 million at December 31, 2000. As notable as the increase in total assets during the year was the progress made in developing the Bank's overall franchise. The Company increased its number of full service branches from one to four, first with the March 2, 2000 acquisition of full service branch offices in Plymouth and Roper, North Carolina, generating immediate asset growth of $24.7 million, and then with the July 5, 2000 opening of a new branch in Virginia Beach, Virginia. In addition to successful branching activities, the Company entered into the insurance business on January 3, 2000 with the acquisition of Gateway/Dowd & Twiddy Insurance Services, Inc., while making strong initial progress with Gateway Investment Services, which the Bank formed in 1999, but which commenced activities in 2000.

Net loans receivable increased from $29.1 million at December 31, 1999 to $74.9 million at December 31, 2000, including loans of $5.9 million purchased when the Plymouth and Roper branches were acquired, and new loans of $9.5 million generated by the Virginia Beach branch since its opening. Loan quality continued to be strong as there were no nonaccrual, restructured or impaired loans at December 31, 2000, and net loan charge-offs of only $7,000, or 0.01% of average loans outstanding during the period. The loan loss allowance of $1.0 million at December 31, 2000 represented 1.35% of total loans outstanding.

Due largely to cash of $15.7 million received in the branch acquisitions and to proceeds of $4.9 million from the sale of common stock, the total of liquid assets increased from $12.4 million at December 31, 1999 to $28.3 million at December 31, 2000, representing 25.6% of total assets at that date. An offering of the Company's common stock generated additional capital of $4.9 million, thereby enabling the Bank to continue to significantly exceed applicable regulatory capital requirements.

                               NET INTEREST INCOME

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2001, 2000 and 1999, average interest-earning assets were $122.4 million, $72.1 million, and $26.5 million, respectively. During these same years, the Company's net yields on average interest-earning assets were 3.32%, 3.78%, and 4.18%, respectively.

Average Balances and Average Rates Earned and Paid. The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities.


                                                                             For the Years Ended December 31,
                                                      -----------------------------------------------------------------------------
                                                                       2001                                    2000
                                                      --------------------------------------  -------------------------------------
                                                        Average                    Average      Average                    Average
                                                        Balance      Interest       Rate        Balance      Interest       Rate
                                                      ----------   -----------   -----------  -----------   ----------  -----------
                                                                                  (Dollars in thousands)
Interest-earning assets:
  Loans                                               $   92,461   $     7,288         7.88%  $    51,146   $    4,794        9.37%
  Interest-earning deposits                                3,967           149         3.76%        4,857          301        6.20%
  Investment securities available for sale                24,970         1,620         6.49%       15,971        1,076        6.74%
  FHLB/FRB stock                                             985            68         6.90%          159           10        6.29%
                                                      ----------   -----------   ----------   -----------   ----------  ----------

        Total interest-earning assets                    122,383         9,125         7.46%       72,133        6,181        8.57%
                                                                   -----------   ----------                 ----------  ----------

Other assets                                              11,747                                    8,412
                                                      ----------                              -----------

        Total assets                                  $  134,130                              $    80,545
                                                      ==========                              ===========

Interest-bearing liabilities:
  Deposits:
     Savings, NOW and money market                    $   19,534           400         2.05%  $    13,732          462        3.36%
     Time deposits                                        72,753         3,998         5.50%       45,342        2,762        6.09%
  Borrowings                                              13,203           661         5.01%        3,780          233        6.16%
                                                      ----------   -----------   ----------   -----------   ----------  ----------

        Total interest-bearing liabilities               105,490         5,059         4.80%       62,854        3,457        5.50%
                                                                   -----------   ----------                 ----------  ----------

  Demand deposits                                          9,489                                    6,323
  Other liabilities                                          659                                      384
  Stockholders' equity                                    18,492                                   10,984
                                                      ----------                              -----------

        Total liabilities and stockholders' equity    $  134,130                              $    80,545
                                                      ==========                              ===========

Net interest income and interest rate spread                       $     4,066         2.66%                $    2,724        3.07%
                                                                   ===========   ==========                 ==========  ==========

Net interest margin                                                                    3.32%                                  3.78%
                                                                                 ==========                             ==========

Ratio of average interest-earning assets to
  average interest-bearing liabilities                   116.01%                                  114.76%
                                                      =========                               ==========




                                                                   For the Years Ended December 31,
                                                               --------------------------------------
                                                                                1999
                                                               ---------------------------------------
                                                                  Average                    Average
                                                                  Balance     Interest        Rate
                                                               -----------   -----------   -----------
                                                                     (Dollars in thousands)
Interest-earning assets:
  Loans                                                        $    14,895   $     1,268         8.51%
  Interest-earning deposits                                          5,482           266         4.85%
  Investment securities available for sale                           5,991           322         5.37%
  FHLB/FRB stock                                                       103             3         2.91%
                                                               -----------   -----------   ----------

        Total interest-earning assets                               26,471         1,859         7.02%
                                                                             -----------   ----------

Other assets                                                         2,376
                                                                ----------

        Total assets                                           $    28,847
                                                               ===========

Interest-bearing liabilities:
  Deposits:
     Savings, NOW and money market                             $     5,523           202         3.66%
     Time deposits                                                   9,467           508         5.37%
  Borrowings                                                           800            43         5.38%
                                                               -----------   -----------   ----------

        Total interest-bearing liabilities                          15,790           753         4.77%
                                                                             -----------   ----------

  Demand deposits                                                    3,024
  Other liabilities                                                    110
  Stockholders' equity                                               9,923
                                                               -----------

        Total liabilities and stockholders' equity             $    28,847
                                                               ===========

Net interest income and interest rate spread                                 $     1,106         2.25%
                                                                             ===========   ==========

Net interest margin                                                                              4.18%
                                                                                           ==========

Ratio of average interest-earning assets to
  average interest-bearing liabilities                              167.64%
                                                               ===========


                              RATE/VOLUME ANALYSIS

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period's rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period's volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.


                                                                    Year Ended                               Year Ended
                                                            December 31, 2001 vs. 2000               December 31, 2000 vs. 1999
                                                      --------------------------------------   ------------------------------------
                                                            Increase (Decrease) Due to               Increase (Decrease) Due to
                                                      --------------------------------------   ------------------------------------
                                                        Volume         Rate         Total         Volume       Rate         Total
                                                      ---------     ---------     ---------     ---------     -------     --------
                                                                                  (Dollars in thousands)
Interest income:
  Loans                                               $   3,565     $  (1,071)    $   2,494     $   3,241     $   285     $  3,526
  Interest-earning deposits                                 (44)         (108)         (152)          (35)         70           35
  Investment securities available
   for sale                                                 595           (51)          544           604         150          754
  FHLB/FRB stock                                             54             4            58             3           4            7
                                                      ---------     ---------     ---------     ---------     -------     --------

        Total interest income                             4,170        (1,226)        2,944         3,813         509        4,322
                                                      ---------     ---------     ---------     ---------     -------     --------

Interest expense:
  Deposits
    Savings, NOW and
     money market                                           157          (219)          (62)          288         (28)         260
    Time deposits                                         1,588          (352)        1,236         2,056         198        2,254
  Borrowings                                                527           (99)          428           168          22          190
                                                      ---------     ---------     ---------     ---------     -------     --------

        Total interest expense                            2,272          (670)        1,602         2,512         192        2,704
                                                      ---------     ---------     ---------     ---------     -------     --------

        Net interest income
         increase (decrease)                          $   1,898     $    (556)    $   1,342     $   1,301     $   317     $  1,618
                                                      =========     =========     =========     =========     =======     ========



                              RESULTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

Overview. The Company reported net income of $547,000 or $.25 per share for the year ended December 31, 2001, as compared with a net loss of $1,072,000 or $.82 per share for 2000, an improvement of $1,619,000 or $1.07 per share. While the Company is still young in terms of its growth and development, it has enhanced operations to a level where combined revenues from interest income and non-interest sources exceed interest expense and other operating expenses. Net interest income increased by $1,342,000, or 49.3%, in 2001, while non-interest income increased by $1,079,000, or 80.5%. These percentages of growth in income substantially exceeded the 18.1% increase in non-interest expenses, which totaled $5.5 million in 2001 as compared with $4.7 million in 2000.

Net Interest Income. Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.

Net interest income increased to $4.1 million for the year ended December 31, 2001, a $1.4 million or 49.3% increase from the $2.7 million earned in 2000. Total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the dramatic trend of declining interest rates throughout the period. The rates earned on a significant portion of the Company's loans adjust immediately when index rates such as the prime rate change. Conversely, most interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in the Company's interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $50.3 million, or 69.7%, during 2001 as compared to 2000, while the average yield dropped by 111 basis points from 8.57% to 7.46%. Average total interest-bearing liabilities increased by $42.6 million, or 67.8%, consistent with the increase in interest-earning assets. However, because the Company's interest costs generally do not react as quickly to rate changes, the average cost of interest-bearing liabilities decreased by only 70 basis points from 5.50% to 4.80%, resulting in the compression in interest margins described above. For the year ended December 31, 2001, the net interest spread was 2.66% and the net interest margin was 3.32%. For the year ended December 31, 2000, the net interest spread was 3.07% and the net interest margin was 3.78%.

Provision for Loan Losses. The Company recorded a $440,000 provision for loan losses in 2001, representing a decrease of $42,000 from the $482,000 provision made in 2000. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2001 and 2000 the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $31.3 million in 2001 and by $46.3 million in 2000. At December 31, the allowance for loan losses was $1.4 million for 2001 and $1.0 million for 2000, representing 1.34% and 1.35%, respectively, of loans outstanding. At both December 31, 2001 and 2000, the Company had no nonaccrual loans.

Non-Interest Income. Non-interest income increased to $2,420,000 for the year ended December 31, 2001 as compared with $1,341,000 for the year ended December 31, 2000, an increase of $1,079,000. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance and brokerage networking operations. On January 1, 2001 the Company's insurance subsidiary, Dowd & Twiddy, consummated its acquisition of Fidelity Insurance in Plymouth, North Carolina. Income from insurance operations increased by $460,000, to $1,212,000, while income from brokerage networking operations doubled from $150,000 in 2000 to $303,000 in 2001. Deposit account service charges and other service fee income increased by $142,000 and $178,000, respectively, principally as a result of the Bank's growth from period to period.

Non-Interest Expenses. Non-interest expenses totaled $5,500,000 for the year ended December 31, 2001, an increase of $844,000 over the $4,656,000 reported for 2000. Substantially all of this increase resulted from the Bank's growth and development during 2001 and 2000, including the purchase of two branches in March of 2000, the purchase of Fidelity Insurance in January of 2001, and the opening of a new branch in August of 2000, increasing the number of full service banking locations from one to four. All four branches were fully operational throughout 2001, while three of the four were operational for only part of the year in 2000. Personnel costs increased by $585,000 while the costs of occupancy and equipment, data processing and other non-interest expenses increased by $141,000, $102,000 and $15,000, respectively.

Other non-interest expenses for 2000 include a provision of $125,000 made to reduce the carrying value of the Company's investment in Sidus Financial Corporation ("Sidus"). Through its association with Sidus, the Company offers a full range of competitively priced residential and commercial long-term mortgages, at both fixed and variable rates, and earns fee revenue. By using Sidus, the Company's customers receive personal, face-to-face service from the Company's employees, rather than dealing with third parties. As a newly formed company, Sidus generated substantial losses during its early periods of operations. As a result, the Company provided the charge against earnings of $125,000 during the fourth quarter of 2000 to reduce the carrying value of its investment in Sidus by half. Management believes that the services made available to Gateway and to other banks through Sidus provides an efficient avenue for the Company to offer competitive mortgage products to its customers. Following a change in management at Sidus, the Bank invested an additional $75,000 in Sidus' cumulative convertible preferred stock. Management continues to monitor the Company's investment in Sidus carefully, and because of Sidus' improved financial performance in 2001, did not consider it necessary to further reduce the carrying value of this investment.


                     YEARS ENDED DECEMBER 31, 2000 AND 1999

Overview. The Company incurred a net loss of $1,072,000 or $.82 per share for 2000, as compared with a net loss of $1,012,000, or $.97 per share for 1999, representing an increase of $60,000 in the net loss while improving per share results by $.15 per share. It has been the Company's strategy since inception to sacrifice short-term profits in order to build the capacity to generate consistent levels of profitability over the long term, and that was clearly the focus in 2000. The Company generated significantly higher levels of net interest income and non-interest income in 2000, but those increased revenues were more than offset by increases in operating costs that were incurred both in basic operations and in developing new branches and new sources of non-interest income.

Net Interest Income. Net interest income increased to $2,724,000 for 2000 as compared with $1,106,000 for 1999, an increase of $1,618,000 or 146%. The primary factors contributing to the significant increase in net interest income include the overall increase in interest-earning assets during the year and a change in asset concentration whereby a larger percentage of interest-earning assets was concentrated in higher-yielding loans receivable. The average balance of interest-earning assets was $72.1 million during 2000, nearly three times the $26.5 million for 1999, with loans receivable representing 71% of total interest-earning assets in 2000 as compared with 56% in 1999. These factors, tempered somewhat by a general upward trend in interest rates during the year, resulted in an increase in total interest income of $4,322,000, with an increase in the yield on total interest-earning assets of 1.55%. A 0.73% increase in the average cost of interest-bearing liabilities during 2000 was principally the result of the increasing trend in interest rates. The Company's interest rate spread increased by 82 basis points, to 3.07% for 2000 as compared with 2.25% for 1999.

Provision for Loan Losses. The provision for loan losses for 2000 was $482,000 as compared with $455,000 for 1999. The level of the loan loss provision in each year was principally affected by loan growth. Net loan charge-offs during 2000 of $7,000 represented .01% of average loans outstanding, while the year-end allowance for loan losses represents 1.35% of total loans outstanding. There were no nonaccrual, restructured or impaired loans at December 31, 2000.

Non-Interest Income. Non-interest income increased to $1,341,000 for 2000 as compared with $95,000 for 1999, an increase of $1,246,000. The Company has actively pursued additional income sources outside of traditional banking operations, and the increase in non-interest income included income from insurance and brokerage networking operations of $752,000 and $150,000, respectively. The Company's insurance subsidiary also generated other non-interest income of $54,000 during the year. In addition, service charges and fees totaled $373,000 for 2000, nearly four times the amount earned in 1999. The Company's Management will continue efforts to develop sources of additional non-interest income.

Non-Interest Expenses. Non-interest expenses totaled $4,656,000 for 2000, an increase of $2,898,000 over the $1,758,000 reported for 1999. Because of the Company's rapid growth and expansion, all categories of non-interest expenses increased significantly. The Company grew from one full service banking location to four during the year, at the same time developing its insurance and brokerage operations. For 2000, personnel costs increased by $1,546,000, while the costs of occupancy and equipment, data processing and other non-interest expenses increased by $356,000, $159,000 and $837,000, respectively. Non-interest expenses relating to the Company's insurance and brokerage operations, new for 2000, were $807,000 and $157,000, respectively. Other non-interest expenses for 2000 included $174,000 for amortization of goodwill and other intangible assets acquired in connection with the purchase of the Plymouth and Roper branches.

Other non-interest expenses also include a provision of $125,000 made to reduce the carrying value of the Bank's investment in Sidus Financial Corporation ("Sidus"). Through its association with Sidus, the Company offers a full range of competitively priced residential and commercial long-term mortgages, at both fixed and variable rates, and earns fee revenue. By using Sidus, the Bank's customers receive personal, face-to-face service from the Company's employees, rather than dealing with third parties. As a newly formed company, Sidus has generated substantial losses during its early periods of operations. As a result, the Bank provided the charge against earnings of $125,000 during the fourth quarter of 2000 to reduce the carrying value of its investment in Sidus by half. Management believes that the services made available to Gateway and to other banks through Sidus provide an efficient avenue for the Company to offer competitive mortgage products to its customers. Following a change in management at Sidus, the Company invested an additional $75,000 in Sidus' cumulative convertible preferred stock.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 2001, the Bank had credit availability with the Federal Home Loan Bank of Atlanta ("FHLB") of approximately $32.0 million, with $18.3 million outstanding at December 31, 2001, and a federal funds line of credit with another financial institution in the amount of $11.0 million, with $3.0 million advanced on this line of credit at December 31, 2001.

Total deposits were $115.7 million and $90.3 million at December 31, 2001 and 2000, respectively. As a result of the Company's loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At December 31, 2001 and 2000, time deposits represented 72% and 66%, respectively, of the Company's total deposits. Certificates of deposit of $100,000 or more represented 29.5% and 30.8%, respectively, of the Bank's total deposits at December 31, 2001 and 2000. At December 31, 2001, the Company had $12.1 million in time deposits from seven public units and $15.5 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, corporate securities and mortgage-backed securities.

At December 31, 2001 and 2000, the Company's tangible equity to asset ratio was 13.0% and 10.6%, respectively. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The Bank's Tier I capital ratio at December 31, 2001 and 2000 was 13.7% and 11.3%, respectively.

                                 CAPITAL RATIOS

The Bank is subject to minimum capital requirements. See "Supervision and Regulation." As the following table indicates, at December 31, 2001, the Bank exceeded regulatory capital requirements.


                                                                                     At December 31, 2001
                                                                     ---------------------------------------------------
                                                                     Actual              Minimum        Well-Capitalized
                                                                      Ratio            Requirement         Requirement
                                                                     ------            -----------      ----------------
         Total risk-based capital ratio...................            17.9%                8.0%               10.0%
         Tier 1 risk-based capital ratio..................            16.7%                4.0%                6.0%
         Leverage ratio...................................            13.7%                4.0%                5.0%


Management expects that the Bank will remain "well-capitalized" for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

                           ASSET/LIABILITY MANAGEMENT

The Company's results of operations depend substantially on its net interest income. Like most financial institutions, the Bank's interest income and cost of funds are affected by general economic conditions and by competition in the market place. The purpose of asset/liability management is to provide stable net interest income growth by protecting the Company's earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. The Company maintains, and has complied with, a Board approved asset/liability management policy that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analysis: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities. The Company's policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an "earnings neutral position," which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

When suitable lending opportunities are not sufficient to utilize available funds, the Company has generally invested such funds in securities, primarily U.S. Treasury securities, securities issued by governmental agencies, mortgage-backed securities and corporate obligations. The securities portfolio contributes to the Company's profits and plays an important part in the overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the securities portfolio are safety, liquidity, yield, asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits.

In reviewing the needs of the Company with regard to proper management of its asset/liability program, the Company's management estimates its future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases (due to increased demand through marketing), and forecasted interest rate changes. A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Based on the results of the income simulation model as of December 31, 2001, the Company would expect an increase in net interest income of $281,000 if interest rates increase from current rates by 100 basis points and a decrease in net interest income of $449,000 if interest rates decrease from current rates by 100 basis points.

The analysis of an institution's interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is another standard tool for the measurement of the exposure to interest rate risk. The Company believes that because interest rate gap analysis does not address all factors that can affect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001 which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

                                                                           Terms to Repricing at December 31, 2001
                                                             --------------------------------------------------------------------
                                                                             Over 3         Total
                                                             3 Months      Months to        Within         Over 12
                                                             or Less       12 Months      12 Months         Months         Total
                                                             -------       --------        --------        -------       --------
                                                                                    (Dollars in thousands)
Interest-earning assets:
  Loans                                                      $72,056       $  4,811        $ 76,867        $30,373       $107,240
  Interest-earning deposits                                    7,900             --           7,900             --          7,900
  Investment securities available for sale                       831             --             831         30,395         31,226
  FHLB/FRB stock                                                  --             --              --          1,382          1,382
                                                             -------       --------        --------        -------       --------

      Total interest-earning assets                          $80,787       $  4,811        $ 85,598        $62,150       $147,748
                                                             =======       ========        ========        =======       ========

  Percentage of total interest-earning assets                  54.68%          3.26%          57.94%         42.06%        100.00%
  Cumulative percentage to total interest-
   earning assets                                              54.68%         57.94%          57.94%        100.00%        100.00%

Interest-bearing liabilities:
  Deposits:
    Savings, NOW and money market                            $20,489       $     --        $ 20,489        $    --       $ 20,489
    Time                                                      23,244         39,990          63,234         20,090         83,324
  Borrowings                                                   3,000         10,000          13,000          8,300         21,300
                                                             -------       --------        --------        -------       --------

      Total interest-bearing liabilities                     $46,733       $ 49,990        $ 96,723        $28,390       $125,113
                                                             =======       ========        ========        =======       ========

  Percentage of total interest-bearing liabilities             37.35%         39.96%          77.31%         22.69%        100.00%
  Cumulative percentage of total interest-
   bearing liabilities                                         37.35%         77.31%          77.31%        100.00%        100.00%

Interest sensitivity gap                                     $34,054       $(45,179)       $(11,125)       $33,760       $ 22,635

Cumulative interest sensitivity gap                          $34,054       $(11,125)       $(11,125)       $22,635       $ 22,635

Cumulative interest sensitivity gap as a
 percentage of total interest-earning assets                   23.05%         (7.53)%         (7.53)%        15.32%         15.32%

Cumulative ratio of interest-sensitive assets
 to interest-sensitive liabilities                            172.87%         88.50%          88.50%        118.09%        118.09%

The table illustrates that if assets and liabilities reprice in the time intervals indicated in the table, the Company is asset sensitive within three months, liability sensitive within twelve months, and asset sensitive thereafter. As stated above, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that interest-bearing demand accounts, money market accounts and savings accounts are immediately sensitive to movements in rates, the Company expects that in a changing rate environment the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets which are considered to be immediately sensitive. Additionally, certain assets have features which restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Company places primary emphasis on its income simulation model when managing its exposure to changes in interest rates.

                           FORWARD LOOKING STATEMENTS

Statements contained in this annual report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Commission and the Bank with the Federal Reserve Bank from time to time. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulations; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

                     IMPACT OF INFLATION AND CHANGING PRICES

A commercial bank has an asset and liability structure that is distinctly different from that of a company with substantial investments in plant and inventory because the major portion of its assets are monetary in nature. As a result, a bank's performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor which may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation.

                        RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company does not engage in any hedging activities and the adoption of this Statement did not affect the Company's financial statements.

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 is a replacement of SFAS No. 125, although SFAS No. 140 carried forward most of the provisions of SFAS No. 125 without change. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitizations, retained interests, and collateral received and pledged in reverse repurchase agreements for fiscal years ending after December 15, 2000. The new statement eliminates the prior requirement to record collateral received under certain securities financing transactions and requires reclassification in the balance sheet of assets pledged under certain conditions. The adoption of SFAS No. 140 on January 1, 2001 did not have a significant impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that goodwill and all intangible assets of indefinite life be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for in accordance with SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to July 1, 2001 will be discontinued. The Company recorded goodwill of $1.6 million in the March 2000 purchase of branch offices in Plymouth and Roper, North Carolina, and goodwill of $679,000 in the January 2001 purchase of Fidelity Insurance. At December 31, 2001, the carrying value of recorded goodwill totaled $1.9 million. Upon adoption of SFAS No. 142 on January 1, 2002, the Company will cease to amortize goodwill, which will decrease annual amortization expense by $203,000. In the future the Company will, at least annually, evaluate goodwill for impairment. The Company's adoption of SFAS No. 141 and No. 142 has no effect on previously reported operating results.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, and in August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002, though early adoption is encouraged. The application of this Statement is not expected to have a material impact on the Company's financial statements.

SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 applies to all long-lived assets including discontinued operations, and amends Accounting Principles Board Opinion No. 30, Reporting the Results of Operations
- Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less cost to sell. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are generally expected to be applied prospectively. The application of this Statement is not expected to have a material impact on the Company's financial statements.

                               LENDING ACTIVITIES

General. The Company provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, Farmers Home Administration guaranteed, mortgage, construction and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The Company's loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Company seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to the Company, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Company. The Company supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work. The Company has focused its portfolio lending activities on typically higher yielding commercial, construction and consumer loans rather than lower yielding 1-4 family mortgages which the Company typically sells in the secondary market. The following table sets forth at the dates indicated the Company's loan portfolio composition by type of loan:

                                                                               At December 31,
                                                ---------------------------------------------------------------------------
                                                         2001                       2000                        1999
                                                ----------------------      ---------------------      ---------------------
                                                              Percent                    Percent                    Percent
                                                  Amount      of Total      Amount       of Total       Amount      of Total
                                                --------      --------      -------      --------      -------      --------
                                                                            (Dollars in thousands)
Commercial                                      $ 61,364         57.2%      $35,656         47.0%      $13,564         45.9%
Real estate - construction                        10,050          9.4%        6,421          8.4%        2,606          8.8%
Real estate - commercial mortgage                 15,401         14.3%       15,746         20.8%        4,815         16.3%
Real estate - 1-4 family mortgage                  7,074          6.6%        7,241          9.5%        3,674         12.4%
Consumer                                           7,692          7.2%        6,594          8.7%        3,729         12.6%
Home equity lines of credit                        5,659          5.3%        4,264          5.6%        1,186          4.0%
                                                --------      -------       -------      -------       -------      -------

Subtotal                                         107,240        100.0%       75,922        100.0%       29,574        100.0%
                                                              =======                    =======                    =======

Less:  Allowance for loan losses                  (1,435)                    (1,028)                      (462)
                                                --------                    -------                    -------

Net loans                                       $105,805                    $74,894                    $29,112
                                                ========                    =======                    =======

The following table presents, at December 31, 2001, (i) the aggregate maturities or repricings of loans in the named categories of the Company's loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature or reprice after one year:

                                               Within 1 Year    1-5 Years    After 5 Years      Total
                                               -------------    ---------    -------------     -------
                                                                (Dollars in thousands)

Commercial                                        $47,981        $10,098        $ 3,285        $61,364
Real estate - construction                          9,033          1,017             --         10,050
                                                  -------        -------        -------        -------

                  Total                           $57,014        $11,115        $ 3,285        $71,414
                                                  =======        =======        =======        =======

Fixed rate loans                                                                               $14,144
Variable rate loans                                                                                256
                                                                                               -------

                                                                                               $14,400
                                                                                               =======

Commercial Loans. Commercial business lending is the primary focus of the Company's lending activities. At December 31, 2001, the Company's commercial loan portfolio equaled $61.4 million or 57.2% of total loans, as compared with $35.7 million or 47.0% of total loans at December 31, 2000. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Company also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Company requires personal guarantees and secondary sources of repayment.

Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on our commercial loans adjust with changes in interest rates.

Real Estate Loans. Real estate loans are made for purchasing, constructing and refinancing one to four family, five or more family and commercial properties. The Company offers fixed and adjustable rate options. The Company provides customers access to long-term conventional real estate loans through its mortgage loan department which makes Federal National Mortgage Association ("FNMA") -- conforming loans for the account of third parties.

Residential one to four family loans amounted to $7.1 million at December 31, 2001, and included approximately $1.8 million of loans obtained in connection with the acquisition of the two branch offices in March 2000. The Company's residential mortgage loans are secured by properties located within the Company's market area. Most of the one to four family residential mortgage loans that the Company makes are originated for the account of third parties. Such loans are closed by the third party and therefore are not shown in the Company's financial statements. The Company receives a fee for each such loan originated, with such fees aggregating $246,000 for the year ended December 31, 2001 and $110,000 for the year ended December 31, 2000. The Company anticipates that it will continue to be an active originator of residential loans for the account of third parties.

The Company has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans equaled $15.4 million at December 31, 2001. This lending has involved loans secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Company requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

The Company originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Company generally receives a pre-arranged permanent financing commitment from an outside entity prior to financing the construction of pre-sold homes. The Company lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Company also makes commercial real estate construction loans, generally for owner-occupied properties. The Company further endeavors to limit its construction lending risk through adherence to established underwriting procedures. Also, the Company generally requires documentation of all draw requests and utilizes loan officers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Company requires personal guarantees and secondary sources of repayment on construction loans.

Consumer Loans and Home Equity Lines of Credits. Loans to individuals include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Company attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

Loan Approvals. The Company's loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the type of loans that the Company seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to the Company, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Company. The Company supplements its own supervision of the loan underwriting and approval process with periodic loan audits by independent, outside professionals experienced in loan review work.

Responsibility for loan production and loan underwriting is with the Chief Lending Officer. He is responsible for loan processing and loan underwriting and approval. On an annual basis, the Board of Directors of the Company determines the President's lending authority, who then delegates lending authorities to the Chief Lending Officer and other lending officers of the Company. Delegated authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authorities as determined by the Board of Directors or the President within his delegated authority.

The President and the Chief Lending Officer each have the authority to approve loans up to the lending limit set by the Board of Directors, which was $500,000 at December 31, 2001. All loans above the lending limit of the President and the Chief Lending Officer are reviewed and approved by a Management Loan Committee, which consists of the President and the Chief Lending Officer. At December 31, 2001 the Management Loan Committee had the authority to approve loans up to $1,000,000. The Directors Loan Committee consists of the President and five outside Directors as appointed by the Board of Directors of the Company. In addition, the Chief Lending Officer serves as a non-voting member. All loans above the lending limit of the Management Loan Committee are reviewed and approved by the Directors Loan Committee. All loans exceeding $1,500,000 and up to the Company's statutory loan-to-one borrower limitation (also known as the legal lending limit) are approved by the Company's Executive Committee. The Company's legal lending limit was $3.6 million at December 31, 2001. The Company seldom makes loans approaching its legal lending limit.

COMMITMENTS AND CONTINGENT LIABILITIES

In the ordinary course of business, the Company enters into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on the Company's consolidated balance sheets. The Company applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Company's exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

ASSET QUALITY

The Company considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to the Lending Policy as approved by the Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan's credit quality improves or deteriorates, it is Credit Administration's responsibility to change the borrower's risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in the Company's market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management's estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

The Company's policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and the possibility of future losses is considered in the determination of the allowance for loan losses.

NONPERFORMING ASSETS

The table sets forth, for the period indicated, information with respect to the Company's nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

                                                                         At December 31,
                                                              -------------------------------------
                                                               2001           2000            1999
                                                              ------         ------         -------
                                                                      (Dollars in thousands)
Nonaccrual loans                                              $   --         $   --         $    --
Restructured loans                                                --             --              --
                                                              ------         ------         -------

         Total nonperforming loans                                --             --              --

Real estate owned                                                230             --              --
                                                              ------         ------         -------

         Total nonperforming assets                           $  230         $   --         $    --
                                                              ======         ======         =======

Accruing loans past due 90 days or more                       $   --         $    4         $    --
Potential problem loans                                           --             --              --
Allowance for loan losses                                      1,435          1,028             462
Nonperforming loans to period end loans                           --             --              --
Allowance for loan losses to period end loans                   1.34%          1.35%           1.56%
Allowance for loan losses to nonperforming loans                  --             --              --
Nonperforming assets to total assets                             .14%            --              --

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower's ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At December 31, 2001, we had identified no nonaccrual loans.

Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2001 real estate owned totaled $230,000 or 0.14% of total assets, and consisted of one commercial property. We have reviewed a recent appraisal of this property and believe that its fair value, less estimated costs to sell, exceeds its carrying value.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off, and we reduce our allowance by loans charged off. We evaluate the adequacy of the allowance at least quarterly. In addition, on a quarterly basis our board of directors reviews our loan portfolio, conducts an evaluation of our credit quality and reviews our computation of the loan loss provision, recommending changes as may be required. In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our limited history of operations. Because we have a limited history of our own, we also consider the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to make additions for estimated losses based upon judgments different from those of our management.

We use our risk grading program, as described under "Asset Quality," to facilitate our evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers and reviewed by Credit Administration, and tested by our internal auditor. The testing program includes an evaluation of a sample of new loans, large loans, loans that are identified as having potential credit weaknesses, loans past due 90 days or more, and nonaccrual loans. We strive to maintain our loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of our market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. We have no foreign loans and we do not engage in significant lease financing or highly leveraged transactions.

We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower's ability to repay, the borrower's payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management's judgment and historical experience.

Loans classified as "substandard" are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some losses if the deficiencies are not corrected. A reserve of 15% is generally allocated to these loans. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% is generally allocated to loans classified as doubtful. Loans classified as "loss" are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, we also categorize loans based upon risk grade and loan type, assigning an allowance allocation based upon each category.

Growth in loans outstanding has, throughout our history, been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among our major loan categories, with the concentrations of major loan categories being relatively consistent. Between December 31, 1999 and December 31, 2001, the range of each major category of loans as a percentage of total loans outstanding is as follows: residential mortgage loans - 6.6% to 12.4%; commercial mortgage loans - 14.3% to 20.8%; construction loans - 8.4% to 9.4%; commercial and industrial loans - 45.9% to 57.2%; loans to individuals - 7.2% to 12.6%; and home equity lines of credit - 4.0% to 5.6%. For all full fiscal years through 2001, our loan loss experience was similar to that of other new banks, with net loan charge-offs in each year of no more than .04% of average loans outstanding. Our allowance for loan losses at December 31, 2001 of $1.4 million represents 1.34% of total loans outstanding.

The allowance for loan losses represents management's estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. We make specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. In addition to the allocated portion of the allowance for loan losses, we maintain an unallocated portion that is not assigned to any specific category of loans. This unallocated portion is intended to reserve for the inherent risk in the portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require an increase in our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

                                                                               At December 31,
                                                ----------------------------------------------------------------------------
                                                         2001                        2000                       1999
                                                ----------------------      ---------------------      ---------------------
                                                            % of Total                 % of Total                 % of Total
                                                 Amount      Loans (1)       Amount     Loans (1)      Amount       Loan (1)
                                                --------    ----------      -------    ----------      -------    ----------
                                                                            (Dollars in thousands)
Balance applicable to:
  Commercial                                    $    900         57.2%      $   581         47.0%      $   203         45.9%
  Real estate - construction                         120          9.4%           90          8.4%           35          8.8%
  Real estate - mortgage                             150         20.9%          230         30.3%           49         28.7%
  Consumer                                            90          7.2%           79          8.7%           65         12.6%
  Home equity lines of credit                         50          5.3%           47          5.6%           12          4.0%
  Unallocated                                        125           --             1           --            98           --
                                                --------      -------       -------      -------       -------      -------

         Total                                  $  1,435       100.00%      $ 1,028        100.0%      $   462        100.0%
                                                ========      =======       =======      =======       =======      =======

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth for the periods indicated information regarding changes in the Company's allowance for loan losses:

                                                              At or for the Years Ended December 31,
                                                              --------------------------------------
                                                               2001           2000            1999
                                                              ------         ------         --------
                                                                      (Dollars in thousands)
Balance at beginning of period                                $1,028         $  462         $    10
                                                              ------         ------         -------

Charge-offs:
   Commercial                                                    (20)            --              --
   Real estate                                                    --             --              --
   Consumer                                                      (17)            (7)             (3)
   Home equity lines of credit                                    --             --              --
                                                              ------         ------         -------

         Total charge-offs                                       (37)            (7)             (3)
                                                              ------         ------         -------

Recoveries:
   Commercial                                                     --             --              --
   Real estate                                                    --             --              --
   Consumer                                                        4             --              --
   Home equity lines of credit                                    --             --              --
                                                              ------         ------         -------

         Total recoveries                                          4             --              --
                                                              ------         ------         -------

Net charge-offs                                                  (33)            (7)             (3)

Allowance for loan losses on loans purchased                      --             91              --

Provision for loan losses charged to operations                  440            482             455
                                                              ------         ------         -------

Balance at end of period                                      $1,435         $1,028         $   462
                                                              ======         ======         =======

Ratio of net loan charge-offs to average loans
 outstanding                                                    0.04%          0.01%           0.02%

                              INVESTMENT ACTIVITIES

The Company's portfolio of investment securities, all of which are available for sale, consists primarily of U.S. Treasury and government agency securities, and mortgage-backed securities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with any unrealized gains or losses reflected as an adjustment to stockholders' equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Company's policy to classify all investment securities as available for sale. The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of securities available for sale:

                                                                  Gross          Gross
                                                 Amortized     Unrealized     Unrealized       Market
                                                   Cost           Gains          Losses         Value
                                                 ---------     ----------     ----------       -------
                                                                 (Dollars in thousands)
December 31, 2001
   U.S. government agencies                       $16,807        $    94        $    65        $16,836
   Corporate debt securities                          377             --              1            376
   Mortgage-backed securities                      13,844            170             --         14,014
                                                  -------        -------        -------        -------

                                                  $31,028        $   264        $    66        $31,226
                                                  =======        =======        =======        =======

                                                                  Gross         Gross
                                                 Amortized     Unrealized     Unrealized       Market
                                                    Cost          Gains         Losses          Value
                                                 ---------     ----------     ----------       -------
                                                                   (Dollars in thousands)
December 31, 2000
   U.S. government agencies                       $10,654        $   208        $    --        $10,862
   Corporate debt securities                        2,349             31             --          2,380
   Mortgage-backed securities                       8,658            107              9          8,756
                                                  -------        -------        -------        -------

                                                  $21,661        $   346        $     9        $21,998
                                                  =======        =======        =======        =======

The following table summarizes the amortized costs, fair values and weighted average yields of securities available-for-sale at December 31, 2001, by contractual maturity groups:

                                                                                      Weighted
                                                      Amortized         Fair           Average
                                                        Cost            Value           Yield
                                                      ---------       --------        --------
                                                                 (Dollars in thousands)
Securities available for sale:
   U.S. Government agencies:
     Due after one but within five years              $ 16,807        $ 16,836           5.05%
                                                      --------        --------
                                                        16,807          16,836           5.05%
                                                      --------        --------
   Corporate debt securities:
     Due within one year                                   377             376           6.36%
                                                      --------        --------
                                                           377             376           6.36%
                                                      --------        --------
   Mortgage-backed securities:
     Due after one but within five years                   368             378           7.25%
     Due after five but within ten years                 4,791           4,812           5.55%
     Due after ten years                                 8,685           8,824           5.97%
                                                      --------        --------
                                                        13,844          14,014           5.86%
                                                      --------        --------
   Total securities available for sale:
     Due within one year                              $    377        $    376           6.36%
     Due after one but within five years                17,175          17,214           5.10%
     Due after five but within ten years                 4,791           4,812           5.55%
     Due after ten years                                 8,685           8,824           5.97%
                                                      --------        --------
                                                      $ 31,028        $ 31,226           5.43%
                                                      ========        ========

The Company does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2001, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company's shareholders' equity.

                                SOURCES OF FUNDS

DEPOSIT ACTIVITIES

The Company provides a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. The Company has used brokered deposits as a funding source. However, it strives to establish customer relations to attract core deposits in non-interest-bearing transactional accounts and thus to reduce its costs of funds.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

                                                                               At December 31,
                                                -----------------------------------------------------------------------------
                                                          2001                       2000                       1999
                                                -----------------------     ----------------------     ----------------------
                                                 Average        Average     Average        Average     Average        Average
                                                 Balance         Rate       Balance         Rate       Balance         Rate
                                                --------        -------     -------        -------     -------        -------
                                                                            (Dollars in thousands)
Interest-bearing NOW, money
 market and savings accounts                    $ 19,534         2.05%      $13,732         3.36%      $ 5,523         3.66%

Time deposits                                     72,753         5.50%       45,342         6.09%        9,467         5.37%
                                                --------                    -------                    -------         ----

      Total interest-bearing deposits             92,287         4.77%       59,074         5.46%       14,990         4.74%

Demand and other non-interest-bearing
 deposits                                          9,489                      6,323                      3,024
                                                --------                    -------                    -------

      Total average deposits                    $101,776         4.32%      $65,397         4.93%      $18,014         3.94%
                                                ========                    =======                    =======

The following table sets forth at the dates indicated the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2001:

                                              At December 31, 2001
                                             ----------------------
                                             (Dollars in thousands)
Remaining maturity:
  Less than three months                            $13,246
  Over three months through one year                 16,900
  Over one year through three years                   4,005
                                                    -------

             Total                                  $34,151
                                                    =======

BORROWINGS

As additional sources of funding, the Company uses advances from the Federal Home Loan Bank of Atlanta under a line of credit equal to 20% of the Bank's total assets ($32 million at December 31, 2001). Outstanding advances at December 31, 2001 were as follows:

                                                            Interest
                    Maturity                                  Rate                          Amount
              --------------------                          --------                     ------------
              March 17, 2010                                  5.71%                      $  1,500,000
              November 10, 2010                               5.43%                         5,000,000
              February 27, 2006                               5.45%                         1,800,000
              December 26, 2002                               4.30%                         5,000,000
              November 6, 2002                                2.43%                         5,000,000
                                                                                         ------------

                                                                                         $ 18,300,000
                                                                                         ============

Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2001, advances are secured by loans with a carrying amount of $5.1 million, which approximates market value.

In addition, the Company may purchase federal funds through an unsecured federal funds line of credit of $11 million. This line is intended for short-term borrowings and is subject to restrictions limiting the frequency and term of advances. This line of credit is payable on demand and bears interest based upon the daily federal funds rate. The Company had $3.0 million outstanding on this line of credit as of December 31, 2001. The maximum amount outstanding under this line of credit at any month-end during 2001 was $5 million.

                          ITEM 7 - FINANCIAL STATEMENTS

                 GATEWAY FINANCIAL HOLDINGS, INC. & SUBSIDIARIES
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             Page No.
                                                                                                             --------
Report of Independent Auditors...........................................................................       35

Consolidated Balance Sheets as of December 31, 2001 and 2000.............................................       36

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999...............       37

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,
 2001, 2000 and 1999.....................................................................................       38

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999...............       39

Notes to Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999..........       40

                             [DIXON ODOM PLLC LOGO]
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors
Gateway Financial Holdings, Inc.
Elizabeth City, North Carolina

We have audited the accompanying consolidated balance sheets of Gateway Financial Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Financial Holdings, Inc. and subsidiaries at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Odom PLLC

Sanford, North Carolina
February 1, 2002

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------

                                                                                         2001                2000
                                                                                    -------------       -------------
ASSETS
Cash and due from banks                                                             $   4,739,042       $   1,053,587
Interest-earning deposits with banks                                                    7,899,816           5,246,634
Investment in securities available for sale, at fair value (Note C)                    31,226,036          21,998,185

Loans (Note D)                                                                        107,239,691          75,921,418
Allowance for loan losses (Note D)                                                     (1,435,185)         (1,027,834)
                                                                                    -------------       -------------

                                                                  NET LOANS           105,804,506          74,893,584

Accrued interest receivable                                                               766,027             833,569
Stock in Federal Reserve Bank, at cost                                                    467,400                  --
Stock in Federal Home Loan Bank of Atlanta, at cost                                       915,000             325,000
Foreclosed assets                                                                         229,912                  --
Premises and equipment (Note E)                                                         5,792,725           3,949,791
Other assets (Note P)                                                                   2,991,542           2,394,071
                                                                                    -------------       -------------

                                                               TOTAL ASSETS         $ 160,832,006       $ 110,694,421
                                                                                    =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Demand                                                                           $  11,904,067       $   8,052,387
   Savings                                                                              1,967,470           1,918,495
   Money market and NOW                                                                18,521,918          20,760,371
   Time (Note F)                                                                       83,323,879          59,561,331
                                                                                    -------------       -------------

                                                             TOTAL DEPOSITS           115,717,334          90,292,584

Advances from Federal Home Loan Bank (Note G)                                          18,300,000           6,500,000
Federal funds purchased (Note G)                                                        3,000,000                  --
Accrued expenses and other liabilities                                                    816,774             460,976
                                                                                    -------------       -------------

                                                          TOTAL LIABILITIES           137,834,108          97,253,560
                                                                                    -------------       -------------

Stockholders' Equity (Notes I, K and O)
   Preferred stock, 1,000,000 shares authorized, none issued                                  --                   --
   Common stock, no par value, 5,000,000 shares authorized,
    2,732,765 shares issued and outstanding at December 31, 2001                       24,788,037                  --
   Common stock, $5 par value, 6,000,000 shares authorized, 1,621,792 shares issued and outstanding at December 31, 2000 - 8,108,960
   Additional paid-in capital                                                                  --           7,469,945
   Accumulated deficit                                                                 (1,928,745)         (2,475,643)
   Accumulated other comprehensive income                                                 138,606             337,599
                                                                                    -------------       -------------

                                                 TOTAL STOCKHOLDERS' EQUITY            22,997,898          13,440,861
                                                                                    -------------       -------------

Commitments (Notes D and L)

                                                      TOTAL LIABILITIES AND
                                                       STOCKHOLDERS' EQUITY         $ 160,832,006       $ 110,694,421
                                                                                    =============       =============

See accompanying notes

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                  2001              2000                1999
                                                               ----------        -----------         -----------

INTEREST INCOME
   Interest and fees on loans                                  $7,288,058        $ 4,794,116         $ 1,268,391
   Interest-earning bank deposits                                 149,418            300,950             265,848
   Interest on investment securities                            1,620,387          1,076,310             322,062
   Other interest and dividends                                    67,692              9,764               2,942
                                                               ----------        -----------         -----------

                  TOTAL INTEREST INCOME                         9,125,555          6,181,140           1,859,243
                                                               ----------        -----------         -----------

INTEREST EXPENSE
   Money market, NOW and savings deposits                         400,638            462,154             202,048
   Time deposits (Note F)                                       3,997,685          2,761,896             507,950
   Borrowings                                                     660,842            233,336              43,464
                                                               ----------        -----------         -----------

                  TOTAL INTEREST EXPENSE                        5,059,165          3,457,386             753,462
                                                               ----------        -----------         -----------

                  NET INTEREST INCOME                           4,066,390          2,723,754           1,105,781

PROVISION FOR LOAN LOSSES (Note D)                                440,000            482,000             455,000
                                                               ----------        -----------         -----------

                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES                     3,626,390          2,241,754             650,781
                                                               ----------        -----------         -----------

NON-INTEREST INCOME
   Service charges on deposit accounts                            380,987            239,486              48,214
   Other service fee income                                       310,869            133,419              45,765
   Gain on sale of securities                                     180,528                 --                  --
   Insurance operations                                         1,211,588            751,701                  --
   Brokerage operations                                           303,039            149,732                  --
   Other                                                           33,114             67,116                 841
                                                               ----------        -----------         -----------

                  TOTAL NON-INTEREST INCOME                     2,420,125          1,341,454              94,820
                                                               ----------        -----------         -----------

NON-INTEREST EXPENSES
   Personnel costs                                              2,956,096          2,370,534             824,897
   Occupancy and equipment                                        768,073            627,195             270,918
   Data processing fees                                           388,245            285,836             127,073
   Other (Note J)                                               1,387,203          1,372,081             535,098
                                                               ----------        -----------         -----------

                  TOTAL NON-INTEREST EXPENSES                   5,499,617          4,655,646           1,757,986
                                                               ----------        -----------         -----------

                  INCOME (LOSS) BEFORE INCOME TAXES               546,898         (1,072,438)         (1,012,385)

INCOME TAXES (Note H)                                                  --                 --                  --
                                                               ----------        -----------         -----------

                  NET INCOME (LOSS)                            $  546,898        $(1,072,438)        $(1,012,385)
                                                               ==========        ===========         ===========

                   BASIC AND DILUTED NET INCOME
                        (LOSS) PER COMMON SHARE                $      .25        $      (.82)        $      (.97)
                                                               ==========        ===========         ===========

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                                                      Accumulated
                                                                                                         Other
                                                  Common Stock         Additional                     Comprehensive
                                           -------------------------     Paid-In       Accumulated       Income          Total
                                             Shares        Amount        Capital         Deficit         (Loss)          Equity
                                           ----------    -----------   ------------    -----------    -------------   ------------
Balance at December 31, 1998                1,044,495    $ 5,222,475   $  5,453,224    $  (158,158)     $     --      $ 10,517,541

  Comprehensive loss:
    Net loss                                       --             --             --     (1,012,385)           --        (1,012,385)
    Other comprehensive loss:
      Unrealized holding loss on
       available-for-sale securities               --             --             --             --       (79,074)          (79,074)
                                                                                                                      ------------

  Total comprehensive loss                                                                                              (1,091,459)
                                           ----------    -----------   ------------    -----------      --------      ------------

Balance at December 31, 1999                1,044,495      5,222,475      5,453,224     (1,170,543)      (79,074)        9,426,082

  Comprehensive loss:
    Net loss                                       --             --             --     (1,072,438)           --        (1,072,438)
    Other comprehensive income:
      Unrealized holding gain on
      available-for-sale securities                --             --             --             --       416,673           416,673
                                                                                                                      ------------

  Total comprehensive loss                                                                                                (655,765)
                                                                                                                      ------------

  Proceeds from issuance of common
   stock                                      515,597      2,577,985      2,315,594             --            --         4,893,579

  Acquisition of Gateway/Dowd &
   Twiddy Insurance Services, Inc.             61,700        308,500       (298,873)      (232,662)           --          (223,035)
                                           ----------    -----------   ------------    -----------      --------      ------------

Balance at December 31, 2000                1,621,792      8,108,960      7,469,945     (2,475,643)      337,599        13,440,861

  Comprehensive income:
    Net income                                     --             --             --        546,898            --           546,898
    Other comprehensive loss:
      Unrealized holding loss on
      available-for-sale securities                --             --             --             --      (198,993)         (198,993)
                                                                                                                      ------------

  Total comprehensive income                                                                                               347,905
                                                                                                                      ------------

  Proceeds from issuance of common
   stock                                    1,110,973      5,554,865      3,654,267             --            --         9,209,132

  Effect of holding company
   reorganization                                  --     11,124,212    (11,124,212)            --            --                --
                                           ----------    -----------   ------------    -----------      --------      ------------

Balance at December 31, 2001                2,732,765    $24,788,037   $         --    $(1,928,745)     $138,606      $ 22,997,898
                                           ==========    ===========   ============    ===========      ========      ============

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                                  2001              2000              1999
                                                                              ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                          $    546,898      $ (1,072,438)     $ (1,012,385)
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
     Amortization of intangibles                                                   172,091           124,470            64,567
     Depreciation and amortization                                                 237,988           189,229            68,577
     Realized (gain) loss on available-for-sale securities                        (180,528)            5,373                --
     Provision for loan losses                                                     440,000           482,000           455,000
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable                           67,542          (476,954)         (311,072)
       (Increase) decrease in other assets                                        (170,780)          117,185          (338,952)
       Increase (decrease) in accrued expenses and other liabilities               289,453          (300,877)         (167,182)
                                                                              ------------      ------------      ------------
                NET CASH PROVIDED (USED)
                 BY OPERATING ACTIVITIES                                         1,402,664          (932,012)       (1,241,447)
                                                                              ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   (Increase) decrease in interest-earnings deposit with banks                  (2,653,182)       (1,943,420)        9,278,829
   Purchases of available-for-sale securities                                  (30,398,637)      (23,085,115)      (10,522,633)
   Maturities, sales and calls of available-for-sale securities                 21,293,722         9,621,590         2,314,855
   Net increase in loans from originations and repayments                      (31,731,887)      (40,319,185)      (29,387,445)
   Proceeds from sale of foreclosed real estate                                    151,053                --                --
   Purchases of premises and equipment                                          (2,062,175)       (1,156,686)       (1,770,743)
   Purchase of Federal Reserve Bank stock                                         (467,400)               --                --
   Purchase of Federal Home Loan Bank stock                                       (590,000)         (250,000)          (42,700)
   Net cash (paid) received in branch and subsidiary acquisitions                 (600,000)       15,724,520                --
                                                                              ------------      ------------      ------------
                        NET CASH USED BY
                    INVESTING ACTIVITIES                                       (47,058,506)      (41,408,296)      (30,129,837)
                                                                              ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in deposits                                                         25,424,750        33,699,078        29,725,164
   Net increase in FHLB advances                                                11,800,000         5,000,000         1,500,000
   Net increase (decrease) in federal funds purchased                            3,000,000        (1,000,000)        1,000,000
   Net repayments on other borrowings                                              (92,585)         (255,477)               --
   Proceeds from issuance of common stock                                        9,209,132         4,893,579                --
                                                                              ------------      ------------      ------------
                    NET CASH PROVIDED BY
                    FINANCING ACTIVITIES                                        49,341,297        42,337,180        32,225,164
                                                                              ------------      ------------      ------------
              NET INCREASE (DECREASE) IN
                 CASH AND DUE FROM BANKS                                         3,685,455            (3,128)          853,880
CASH AND DUE FROM BANKS, BEGINNING                                               1,053,587         1,056,715           202,835
                                                                              ------------      ------------      ------------
                       CASH AND DUE FROM
                           BANKS, ENDING                                      $  4,739,042      $  1,053,587      $  1,056,715
                                                                              ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
   Interest paid                                                              $  4,707,079      $  3,232,272      $    698,414
                                                                              ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING ACTIVITIES
   Unrealized holding gains (losses) on available-for-sale securities         $   (198,993)     $    416,673      $    (79,074)
                                                                              ============      ============      ============
   Transfer from loans to real estate acquired in settlement of loans         $    380,965      $         --      $         --
                                                                              ============      ============      ============


Noncash assets acquired and liabilities assumed in branch and subsidiary acquisitions are presented in Note P.

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999


NOTE A - ORGANIZATION AND OPERATIONS

Gateway Bank & Trust Co. (the "Bank") was incorporated November 24, 1998 and began banking operations on December 1, 1998. Effective October 1, 2001, the Bank became a wholly-owned subsidiary of Gateway Financial Holdings, Inc., a newly formed financial holding company whose principal business activity consists of the ownership of the Bank. Gateway Financial Holdings, Inc., the Bank and the Bank's wholly-owned subsidiaries are collectively referred to herein as the "Company."

The Bank is engaged in general commercial and retail banking in Northeastern North Carolina, principally Pasquotank, Camden and Washington Counties, and in the Tidewater area of Southeastern Virginia, operating under state banking laws and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.

The Bank has two wholly-owned subsidiaries, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway/Dowd & Twiddy Insurance Services, Inc., an independent insurance agency with offices in Edenton, Hertford, Elizabeth City and Nags Head, North Carolina.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Gateway Financial Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans.

CASH EQUIVALENTS

For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and due from banks."

SECURITIES HELD TO MATURITY

Bonds and notes that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

SECURITIES

Available-for-sale securities are reported at fair value and consist of bonds and notes not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current and anticipated economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management's internal review of the loan portfolio. Loans are considered impaired when it is probable that all amounts due under the contractual terms of the loan will not be collected. The measurement of impaired loans that are collateral dependent is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if readily determinable. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

FORECLOSED REAL ESTATE

Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations of the property are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful asset lives of 3 - 10 years for furniture and equipment, 5 years for vehicles, and 40 years for bank premises. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK STOCK

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank ("FRB"). These investments are carried at cost.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets are also recognized for operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

PER SHARE RESULTS

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.

The basic and diluted weighted average shares outstanding are as follows:

                                                                            2001          2000          1999
                                                                          ---------     ---------     ---------

         Weighted average outstanding shares used for basic EPS           2,184,587     1,302,760     1,044,495

         Plus incremental shares from assumed exercise of:
           Stock options                                                      5,868            --            --
           Warrants                                                              --            --            --
                                                                          ---------     ---------     ---------

         Weighted average outstanding shares used for diluted EPS         2,190,455     1,302,760     1,044,495
                                                                          =========     =========     =========

There were no adjustments required to be made to net income in the computation of diluted earnings per share.

AMORTIZATION OF INTANGIBLE ASSETS

Goodwill and the core deposit intangible recorded in business combinations accounted for using the purchase method (see Note P) are being amortized using the straight-line method over ten years. See Recent Accounting Pronouncements for information regarding future amortization of goodwill.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company does not engage in any hedging activities, and the adoption of this Statement did not affect the Company's financial statements.

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 is a replacement of SFAS No. 125, although SFAS No. 140 carried forward most of the provisions of SFAS No. 125 without change. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitizations, retained interests, and collateral received and pledged in reverse repurchase agreements for fiscal years ending after December 15, 2000. The new statement eliminates the prior requirement to record collateral received under certain securities financing transactions and requires reclassification in the balance sheet of assets pledged under certain conditions. The adoption of SFAS No. 140 on January 1, 2001 did not have a significant impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that goodwill and all intangible assets of indefinite life be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for in accordance with SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to July 1, 2001 will be discontinued. The Company recorded goodwill of $1.6 million in the March 2000 purchase of branch offices in Plymouth and Roper, North Carolina, and goodwill of $679,000 in the January 2001 purchase of Fidelity Insurance. At December 31, 2001, the carrying value of recorded goodwill totaled $1.9 million. Upon adoption of SFAS No. 142 on January 1, 2002, the Company will cease to amortize goodwill, which will decrease annual amortization expense by $203,000. In the future the Company will, at least annually, evaluate goodwill for impairment. The Company's adoption of SFAS No. 141 and No. 142 is expected to have no effect on previously reported operating results.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, and in August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002, though early adoption is encouraged. The application of this Statement is not expected to have a material impact on the Company's financial statements.

SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 applies to all long-lived assets including discontinued operations, and amends Accounting Principles Board Opinion No. 30, Reporting the Results of Operations
- Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less cost to sell. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are generally expected to be applied prospectively. The application of this Statement is not expected to have a material impact on the Company's financial statements.

RECLASSIFICATIONS

Certain amounts for 2000 and 1999 have been reclassified to conform to the classifications adopted for 2001. These reclassifications had no effect on previously reported operating results.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999


NOTE C - INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification:

                                                                        December 31, 2001
                                                       ----------------------------------------------------
                                                                         Gross       Gross
                                                        Amortized     Unrealized  Unrealized       Fair
                                                          Cost           Gains      Losses         Value
                                                       -----------    ----------  ----------    -----------

Securities available-for-sale:
   U. S. government securities and obligations
    of U. S. government agencies                       $16,807,235     $ 93,405     $64,312     $16,836,328
   Corporate debt securities                               377,219           --       1,747         375,472
   Mortgage-backed securities                           13,843,576      170,660          --      14,014,236
                                                       -----------     --------     -------     -----------

                                                       $31,028,030     $264,065     $66,059     $31,226,036
                                                       ===========     ========     =======     ===========

                                                                        December 31, 2000
                                                       ----------------------------------------------------
                                                                         Gross       Gross
                                                        Amortized     Unrealized  Unrealized       Fair
                                                          Cost           Gains      Losses         Value
                                                       -----------    ----------  ----------    -----------

Securities available-for-sale:
   U. S. government securities and obligations
    of U. S. government agencies                       $10,653,765     $208,322     $    11     $10,862,076
   Corporate debt securities                             2,348,950       31,149          --       2,380,099
   Mortgage-backed securities                            8,657,871      107,116       8,977       8,756,010
                                                       -----------     --------     -------     -----------

                                                       $21,660,586     $346,587     $ 8,988     $21,998,185
                                                       ===========     ========     =======     ===========

Proceeds from maturities, sales and calls of investment securities during the years ended December 31, 2001 and 2000 were $21,294,000 and $9,622,000, respectively. The Company realized a net gain of $181,000 from those transactions in 2001 and a net loss of $5,000 from those transactions in 2000.

The amortized cost and fair values of securities available-for-sale at December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Amortized           Fair
                                                         Cost              Value
                                                      -----------       -----------

         Due within one year                          $   377,220       $   375,472
         Due after one year through five years         17,174,833        17,214,235
         Due after five years through ten years         4,791,131         4,812,118
         Due after ten years                            8,684,846         8,824,211
                                                      -----------       -----------

                                                      $31,028,030       $31,226,036
                                                      ===========       ===========

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

Securities with an amortized cost of $26,643,000 and $15,815,000 and a fair value of $26,845,000 and $15,973,000 at December 31, 2001 and 2000,
respectively, were pledged to secure public monies on deposit as required by law.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999


NOTE D - LOANS

A summary of the balances of loans follows:

                                                            December 31,
                                                      ------------------------
                                                        2001            2000
                                                      --------        --------
                                                       (Dollars in thousands)
         Commercial                                   $ 61,364        $ 35,656
         Real estate - construction                     10,050           6,421
         Real estate - commercial mortgage              15,401          15,746
         Real estate - 1-4 family mortgage               7,074           7,241
         Consumer                                        7,692           6,594
         Home equity lines of credit                     5,659           4,264
                                                      --------        --------

         Subtotal                                      107,240          75,922

         Less:  Allowance for loan losses               (1,435)         (1,028)
                                                      --------        --------

         Net loans                                    $105,805        $ 74,894
                                                      ========        ========

Loans are primarily made in Northeastern North Carolina, principally Pasquotank, Camden and Washington Counties, and the Tidewater area of Southeastern Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans and loans to individuals can be affected by the local economic conditions. There were no nonaccrual, restructured or impaired loans at December 31, 2001.

The Company grants loans to directors and executive officers of the Bank and their related interests. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and, in management's opinion, do not involve more than the normal risk of collectibility. All loans to directors and executive officers or their related interests are submitted to the Board of Directors for approval.

A summary of related party loan transactions is as follows:

                                                   2001               2000
                                                -----------        -----------
         Balance at beginning of year           $ 6,797,216        $ 4,547,416
         Additions                                2,833,620          4,533,285
         Loan repayments                         (2,245,272)        (2,283,485)
                                                -----------        -----------

         Balance at end of year                 $ 7,385,564        $ 6,797,216
                                                ===========        ===========

At December 31, 2001, the Company had pre-approved but unused lines of credit totaling $3.1 million to directors, executive officers and their related interests. At December 31, 2001, the Company had made no commitments to extend credit to directors, executive officers and their related interests.

An analysis of the allowance for loan losses follows:

                                                                 2001           2000           1999
                                                              ----------     ----------     ---------

         Balance at beginning of period                       $1,027,834     $  462,483     $  10,000
                                                              ----------     ----------     ---------

         Provision charged to operations                         440,000        482,000       455,000
                                                              ----------     ----------     ---------

         Allowance for loan losses on loans purchased                 --         90,531            --
                                                              ----------     ----------     ---------

         Charge-offs                                             (36,447)        (7,180)       (2,517)
         Recoveries                                                3,798             --            --
                                                              ----------     ----------     ---------
         Net charge-offs                                         (32,649)        (7,180)       (2,517)
                                                              ----------     ----------     ---------

         Balance at end of period                             $1,435,185     $1,027,834     $ 462,483
                                                              ==========     ==========     =========

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999


NOTE E - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2001 and 2000:

                                                 2001               2000
                                              -----------        -----------

         Land                                 $ 1,736,082        $   329,509
         Furniture and equipment                1,248,642          1,073,827
         Vehicles                                 151,933            144,933
         Buildings and improvements             2,808,970          2,710,034
         Construction in progress                 393,598                 --
         Accumulated depreciation                (546,500)          (308,512)
                                              -----------        -----------

         Total                                $ 5,792,725        $ 3,949,791
                                              ===========        ===========

Depreciation and amortization amounting to $237,988, $189,229 and $68,577 for the years ended December 31, 2001, 2000 and 1999, respectively, is included in occupancy and equipment expense.

The Company leases, under separate agreements, land on which the permanent headquarters and adjacent parking lot are located. The Company also leases a branch facility in Virginia Beach, Virginia. These leases expire on December 31, 2019, July 31, 2019, and July 31, 2006, respectively. Future rentals under these leases are as follows:

            2002                             $  143,179
            2003                                146,036
            2004                                152,882
            2005                                135,677
            2006                                 73,739
         Thereafter                             714,225
                                             ----------

                                             $1,365,738
                                             ==========

Rental expense amounted to $204,192, $129,894 and $151,746 during the years ended December 31, 2001, 2000 and 1999, respectively.

The Company has committed to construct full service branch facilities in Kitty Hawk, North Carolina and Chesapeake, Virginia at construction costs of approximately $1.4 million and $1.9 million, respectively. The Company has an option to purchase the land on which its permanent headquarters are affixed at the end of the twenty-year lease term for a cost of $300,000.


NOTE F - DEPOSITS

The weighted average cost of time deposits was 4.20% and 6.47% at December 31, 2001 and 2000, respectively.

Time deposits in denominations of $100,000 or more were $34.2 million and $27.8 million at December 31, 2001 and 2000, respectively. Interest expense on such deposits aggregated $2,111,000 in 2001 and $1,192,000 in 2000. At December 31, 2001, the scheduled maturities of time deposits are as follows:

                                                      Less than       $100,000
                                                      $100,000         or More          Total
                                                     -----------     -----------     -----------

         Three months or less                        $ 9,994,883     $13,245,683     $23,240,566
         Over three months through one year           23,093,706      16,900,433      39,994,139
         Over one year through three years            14,864,833       4,005,241      18,870,074
         Over three through five years                 1,210,512              --       1,210,512
         Over five years through seven years               8,588              --           8,588
                                                     -----------     -----------     -----------

         Total                                       $49,172,522     $34,151,357     $83,323,879
                                                     ===========     ===========     ===========

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999


NOTE G - ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of Atlanta consisted of the following at December 31, 2001 and 2000:

                                 Interest
               Maturity            Rate         2001            2000
         -----------------       --------    -----------     ----------

         March 17, 2010            5.71%     $ 1,500,000     $1,500,000
         November 10, 2010         5.43%       5,000,000      5,000,000
         February 27, 2006         5.45%       1,800,000             --
         December 26, 2002         4.30%       5,000,000             --
         November 6, 2002          2.43%       5,000,000             --
                                             -----------     ----------

                                             $18,300,000     $6,500,000
                                             ===========     ==========

Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2001 advances are secured by loans with a carrying amount of $5.1 million, which approximates market value. The Company has a maximum borrowing availability from FHLB equal to 20% of total assets.

The Company may purchase federal funds through an unsecured federal funds line of credit of $11.0 million. This line is intended for short-term borrowings and is subject to restrictions limiting the frequency and term of advances. This line of credit is payable on demand and bears interest based upon the daily federal funds rate. The Company had $3.0 million outstanding on this line of credit as of December 31, 2001. The maximum amount outstanding under this line of credit at any month-end during 2001 was $5.0 million.

NOTE H - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                       2001           2000           1999
                                                                    ---------      ---------      ---------

         Current tax provision                                      $      --      $      --      $      --
         Deferred tax provision                                       213,000       (415,000)      (358,000)
                                                                    ---------      ---------      ---------

                Provision for income tax expense before
                 adjustment to deferred tax asset valuation
                 allowance                                            213,000       (415,000)      (358,000)

         Increase (decrease) in valuation allowance                  (213,000)       415,000        358,000
                                                                    ---------      ---------      ---------

                Net provision for income taxes                      $      --      $      --      $      --
                                                                    =========      =========      =========

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income (loss) before income taxes is summarized below:

                                                                           2001          2000            1999
                                                                        ---------      ---------      ---------

         Tax computed at the statutory federal rate                     $ 186,000      $(365,000)     $(344,000)

         Increase (decrease) resulting from:
           State income taxes, net of federal benefit                      16,000        (48,000)       (14,000)
           Adjustment to deferred tax asset valuation allowance          (213,000)       415,000        358,000
           Other permanent differences                                     11,000         (2,000)            --
                                                                        ---------      ---------      ---------

                Provision for income taxes                              $      --      $      --      $      --
                                                                        =========      =========      =========

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999


NOTE H - INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2001 and 2000 are as follows:

                                                                   2001                2000
                                                                -----------        -----------

         Deferred tax assets relating to:
            Allowance for loan losses                           $   442,000        $   309,000
            Amortization of intangible assets                        46,000             21,000
            Pre-opening costs and expenses                           97,000            148,000
            Net operating loss carryforwards                        309,000            636,000
            Other                                                    74,000              9,000
                                                                -----------        -----------

                  Total deferred tax assets                         968,000          1,123,000

         Less valuation allowance                                  (828,000)        (1,041,000)
                                                                -----------        -----------

                  Net deferred tax assets                           140,000             82,000
                                                                -----------        -----------

         Deferred tax liabilities relating to:
            Depreciation                                            (76,000)           (50,000)
            Deferred loan costs                                     (64,000)           (32,000)
            Unrealized securities gains                             (59,400)                --
                                                                -----------        -----------

                  Total deferred tax liabilities                   (199,400)           (82,000)
                                                                -----------        -----------

                  Net recorded deferred tax liability           $   (59,400)       $        --
                                                                ===========        ===========

The Company has net operating loss carryforwards of approximately $850,000, expiring at various dates through 2020, which are available to offset future taxable income.

NOTE I - ISSUANCE OF COMMON STOCK

During 2001, the Bank sold 1,110,973 units at $9.25 per share in a public offering, with each unit sold consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $11.10 per share at any time until June 30, 2004. This offering generated net proceeds to the Bank of $9.2 million.

During 2000, the Company sold 515,597 shares of common stock, generating net proceeds of $4.9 million. The Company also issued 61,700 shares of common stock in 2000 in connection with the acquisition of Gateway/Dowd & Twiddy Insurance Services, Inc.

NOTE J - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                          2001           2000           1999
                                                       ----------     ----------     ---------

         Professional services                         $  224,028     $  148,182     $  89,462
         Postage, printing and office supplies            314,986        311,166       134,138
         Advertising and promotion                         83,136        145,193        76,868
         Amortization of deposit premium                  208,808        174,007            --
         Provision for loss on other assets                    --        125,000            --
         Other                                            556,245        468,533       234,630
                                                       ----------     ----------     ---------

         Total                                         $1,387,203     $1,372,081     $ 535,098
                                                       ==========     ==========     =========

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999


NOTE K - REGULATORY MATTERS

The Bank, as a North Carolina banking corporation, may pay cash dividends only out of undivided profits as determined pursuant to North Carolina General Statutes. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2001 and 2000, the Bank meets all capital adequacy requirements to which it is subject, as set forth below:

                                                                                                 Minimum to be Well
                                                                                                 Capitalized under
                                                                         Minimum for Capital     Prompt Corrective
                                                        Actual            Adequacy Purposes      Action Provisions
                                                  ------------------     -------------------     ------------------
                                                  Amount       Ratio       Amount     Ratio      Amount      Ratio
                                                  -------      -----     --------     ------     -------     ------
                                                                        (Dollars in thousands)
AS OF DECEMBER 31, 2001:

Total Capital (to Risk-Weighted Assets)           $21,955      17.89%      $9,818      8.0%      $12,273      10.0%

Tier I Capital (to Risk-Weighted Assets)           20,520      16.72%       4,909      4.0%        7,364       6.0%

Tier I Capital (to Average Assets)                 20,520      13.74%       5,975      4.0%        7,469       5.0%

AS OF DECEMBER 31, 2000:

Total Capital (to Risk-Weighted Assets)           $12,172      15.71%      $6,199      8.0%      $ 7,749      10.0%

Tier I Capital (to Risk-Weighted Assets)           11,189      14.44%       3,100      4.0%        4,649       6.0%

Tier I Capital (to Average Assets)                 11,189      11.31%       3,956      4.0%        4,944       5.0%

NOTE L - OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999


NOTE L - OFF-BALANCE SHEET RISK (CONTINUED)

A summary of the contract amount of the Company's exposure to off-balance sheet risk as of December 31, 2001 is as follows:

              Financial instruments whose contract
              amounts represent credit risk:
                Commitments to extend credit                           $ 5,397,000
                Undisbursed lines of credit                             24,737,000
                Standby letters of credit                                  831,000

NOTE M - RETIREMENT PLAN

The Company has a 401(k) retirement plan which contains provisions for specified matching contributions by the Bank. The Company funds contributions as they accrue. Total 401(k) expense was $118,227, $85,802 and $35,382 during the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-earning deposits with banks, investments, loans, stock in the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta, deposit accounts and borrowings. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND DUE FROM BANKS AND INTEREST-EARNING DEPOSITS WITH BANKS

The carrying amounts for cash and due from banks and interest-earning deposits with banks approximate fair value because of the short maturities of those instruments.

INVESTMENT SECURITIES

Fair value for investment securities equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

LOANS

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999


NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

STOCK IN FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK OF ATLANTA

The fair value for FRB and FHLB stock approximates carrying value, based on the redemption provisions of the Federal Reserve Bank and Federal Home Loan Bank.

DEPOSITS

The fair value of demand deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for instruments of similar remaining maturities.

BORROWINGS

The fair values are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

With regard to financial instruments with off-balance sheet risk discussed in Note L, it is not practicable to estimate the fair value of future financing commitments.

The carrying amounts and estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2001 and 2000:

                                                                2001                     2000
                                                        ----------------------   ----------------------
                                                        Carrying    Estimated    Carrying    Estimated
                                                         Amount     Fair Value    Amount     Fair Value
                                                        --------    ----------   --------    ----------
                                                                       (In thousands)
         Financial assets:
           Cash and due from banks                      $  4,739     $  4,739     $ 1,054     $ 1,054
           Interest-earning deposits with banks            7,900        7,900       5,247       5,247
           Investment securities                          31,226       31,226      21,998      21,998
           Federal Reserve Bank stock                        467          467          --          --
           Federal Home Loan Bank stock                      915          915         325         325
           Loans                                         105,805      106,415      74,894      76,741
         Financial liabilities:
           Deposits                                      115,717      116,509      90,293      87,820
           Borrowings                                     21,300       21,600       6,500       5,953

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999


NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS

STOCK OPTION PLANS

During 1999 the Bank adopted, with shareholder approval, an Employee Stock Option Plan (the "Employee Plan") and a Director Stock Option Plan (the "Director Plan"). During 2001 the Company increased by 270,000 the number of shares available under its option plans, including 110,000 incentive stock options that are subject to shareholder approval at the 2002 shareholder meeting, and made certain grants of options. All options granted to non-employee directors vested immediately at the time of grant, while all other options vest over a four-year period with 20% vesting on the grant date and 20% vesting annually thereafter. All unexercised options expire ten years after the date of grant. A summary of the Bank's option plans as of and for the years ended December 31, 2001, 2000 and 1999, including activity discussed above which is subject to shareholder approval, is as follows:

                                                        Outstanding Options       Exercisable Options
                                                      -----------------------   -----------------------
                                            Shares                   Weighted                  Weighted
                                          Available                  Average                   Average
                                         for Future      Number      Exercise     Number       Exercise
                                           Grants     Outstanding     Price     Outstanding     Price
                                         ----------   -----------    --------   -----------    --------

         At adoption                        200,000            --      $   --           --      $   --

           Options granted/vesting         (200,000)      200,000       11.00      112,728       11.00
                                           --------      --------      ------     --------      ------

         At December 31, 1999                    --       200,000       11.00      112,728       11.00

           Options approved                 124,358            --          --           --          --
           Options granted/vesting         (124,358)      124,358        8.50       92,420        9.09
                                           --------      --------      ------     --------      ------

         At December 31, 2000                    --       324,358       11.00      205,148       11.00

           Options approved                 270,000            --          --           --          --
           Options granted/vesting         (236,000)      236,000        9.00      163,355        9.23
           Options forfeited                  2,500        (2,500)      10.00       (1,300)      10.23
                                           --------      --------      ------     --------      ------

         At December 31, 2001                36,500       557,858      $ 9.60      367,203      $ 9.73
                                           ========      ========      ======     ========      ======

The Bank recognizes no compensation cost when stock options are granted because the exercise price equals the market price of the underlying common stock on the date of grant. If the Bank had used the fair value based method of accounting for stock options, the Company's pro forma net income and net income per share for 2001 would have been $13,000 and $.01, and the pro forma net loss and net loss per common share, respectively, would have been $1.3 million and $.99 for 2000 and $1.4 million and $1.33 for 1999. For options granted in 2001, 2000 and 1999, fair values were estimated as of the date of grant using the Black-Scholes option pricing model, assuming a risk-free interest rate of 3.00%, 6.00% and 5.25%, volatility of 24%, 19% and 0%, and an expected life of seven years, seven years and six years, respectively, and a dividend yield of 0%.

EMPLOYMENT CONTRACTS

The Company has entered into employment agreements with its chief executive officer and three other executive officers to ensure a stable and competent management base. The agreements provide for a three-year term, but the agreements may be extended for an additional year at the end of the first year and annually thereafter. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers' rights to receive certain vested rights, including compensation. In the event of a change in control of the Bank and in certain other events, as defined in the agreements, the Bank or any successor to the Company will be bound to the terms of the contracts.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999


NOTE P - ACQUISITIONS

During the years ended December 31, 2001 and 2000, the Company acquired Dowd & Twiddy, Inc. ("D&T"), two full service branch offices located in Plymouth and Roper, North Carolina ("Branches"), and Fidelity Insurance ("Fidelity"). The details of these acquisitions, with dollar amounts presented in thousands, are as follows:

                                                                    D&T               Branches         Fidelity
                                                              ----------------      -----------      ------------
         Acquisition date                                       January 2000        March 2000       January 2001

         Business segment                                        Insurance           Banking           Insurance

         Interest acquired                                          100%               100%              100%

         Method of accounting                                    Pooling of          Purchase          Purchase
                                                                 interests

         Consideration paid                                   61,700 shares of      $    2,034       $        600
                                                                common stock

         Assets acquired:
            Cash and equivalents                              $             62       $   17,697      $         11
            Loans receivable, net                                           --            5,945                --
            Premises and equipment                                          27              991                19
            Core deposit intangible                                         --              488                --
            Other assets                                                   257               45                --
                                                              ----------------       ----------      ------------
                  Total assets acquired                                    346           25,166                30
                                                              ----------------       ----------      ------------
         Liabilities assumed:
            Deposits                                                        --           24,413                --
            Borrowings                                                     256               --                --
            Other liabilities                                              313              300               109
                                                              ----------------       ----------      ------------
                  Total liabilities assumed                                569           24,713               109
                                                              ----------------       ----------      ------------
                  Fair value of identifiable net
                   assets (liabilities) acquired                          (223)             453               (79)
         Equity adjustment                                                 223               --                --
         Goodwill                                                           --            1,581               679
                                                              ----------------       ----------      ------------
         Cash consideration paid                              $             --       $    2,034      $        600
                                                              ================       ==========      ============

NOTE Q - PARENT COMPANY FINANCIAL DATA

Gateway Financial Holdings, Inc. became the holding company for Gateway Bank & Trust Co. effective October 1, 2001. Following are condensed financial statements of Gateway Financial Holdings, Inc. as of and for the three months ended December 31, 2001, presented in thousands.

                  CONDENSED BALANCE SHEET AT DECEMBER 31, 2001


         Asset - investment in subsidiaries                     $ 22,998
                                                                ========

         Stockholders' equity:
           Common stock                                         $ 24,788
           Accumulated deficit                                    (1,929)
           Accumulated other comprehensive income                    139
                                                                --------

                                                                $ 22,998
                                                                ========

 CONDENSED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001

         Equity in net income of subsidiaries and net income    $    129
                                                                ========

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999


NOTE R - BUSINESS SEGMENT REPORTING

In addition to its banking operations, the Bank has two other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway/Dowd & Twiddy Insurance Services, Inc., an independent insurance agency. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Set forth below is certain financial information for each segment and in total:

                                           At or for the Year Ended December 31, 2001
                                           --------------------------------------------

                                             Total      Banking    Brokerage  Insurance
                                           --------     --------   ---------  ---------
         Net interest income               $  4,066     $  4,066     $ --      $   --
         Non-interest income                  2,420          865      303       1,252
                                           --------     --------     ----      ------

                  Total income                6,486        4,931      303       1,252
                                           --------     --------     ----      ------

         Provision for loan losses              440          440       --          --
         Non-interest expenses                5,499        3,949      304       1,246
                                           --------     --------     ----      ------

                  Total expenses              5,939        4,389      304       1,246
                                           --------     --------     ----      ------

                  Net income               $    547     $    542     $ (1)     $    6
                                           ========     ========     ====      ======

         Period end total assets           $160,832     $159,762     $ 37      $1,033
                                           ========     ========     ====      ======

                                           At or for the Year Ended December 31, 2000
                                           --------------------------------------------

                                             Total      Banking    Brokerage  Insurance
                                           --------     --------   ---------  ---------

         Net interest income               $  2,724      $  2,724      $ --      $   --
         Non-interest income                  1,341           380       150         811
                                           --------      --------      ----      ------

                  Total income                4,065         3,104       150         811
                                           --------      --------      ----      ------

         Provision for loan losses              482           482        --          --
         Non-interest expenses                4,655         3,687       156         812
                                           --------      --------      ----      ------

                  Total expenses              5,137         4,169       156         812
                                           --------      --------      ----      ------

                  Net loss                 $ (1,072)     $ (1,065)     $ (6)     $   (1)
                                           ========      ========      ====      ======

         Period end total assets           $110,694      $110,410      $ 38      $  246
                                           ========      ========      ====      ======

    ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

None.

                                    PART III

     ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE
                               WITH SECTION 16(A)

Incorporated by reference from the company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 15, 2002.

                        ITEM 10 - EXECUTIVE COMPENSATION

Incorporated by reference from the company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 15, 2002.

    ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 15, 2002.

            ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 15, 2002.

                   ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT NO.       DESCRIPTION
-----------       -----------

Exhibit 3.1:      Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Current Report on Form 8K dated
                  October 1, 2001)
Exhibit 3.2:      Bylaws (incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8K dated October 1, 2001)
Exhibit 4.1:      Specimen Certificate for Common Stock of Gateway Financial Holdings, Inc. (incorporated by reference to
                  Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-3 filed September 20, 2001)
Exhibit 4.2:      Warrant Agreement (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registration Statement
                  on Form S-3 dated September 20, 2001.)
Exhibit 4.3:      Specimen of Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form
                  S-3 dated August 13, 2001.)
Exhibit 10.1:     1999 Incentive Stock Option Plan of Gateway Financial Holdings, Inc.
Exhibit 10.2:     1999 Non-Statutory Stock Option Plan of Gateway Financial Holdings, Inc.
Exhibit 10.3:     2001 Non-Statutory Stock Option Plan of Gateway Financial Holdings, Inc.
Exhibit 21:       Subsidiaries of the Registrant

(b)     Current Reports on Form 8-K filed during the fourth quarter of 2001.

         Type                       Date Filed                                   Reporting Purpose
         ----                 ---------------------                ------------------------------------------------
         Item 2.                  October 3, 2001                  Acquisition of 100% voting shares of Gateway
                                                                   Bank & Trust Co.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                  GATEWAY FINANCIAL HOLDINGS, INC.



Date: March 18, 2002              By: /s/ D. Ben Berry
                                      -----------------------------------------
                                      D. Ben Berry
                                      President and Chief Executive Officer



Date: March 18, 2002              By: /s/ Mark A. Holmes
                                      -----------------------------------------
                                      Mark A. Holmes
                                      Executive Vice President and
                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                             TITLE                                                DATE
---------                                        -----                                                ----



/s/ D. Ben Berry
---------------------------------------
    D. Ben Berry                                 President and Chief Executive Officer                March 18, 2002



/s/ Mark A. Holmes
---------------------------------------
    Mark A. Holmes                               Chief Financial Officer                              March 18, 2002



/s/ Richard W. Whiting
---------------------------------------
    Richard W. Whiting                           Chairman of the Board                                March 18, 2002



/s/ William Brumsey III
---------------------------------------
    William Brumsey III                          Director                                             March 18, 2002



/s/ Percy C. Burns III
---------------------------------------
    Percy C. Burns III                           Director                                             March 18, 2002



/s/ Jimmie Dixon, Jr.
---------------------------------------
    Jimmie Dixon, Jr.                            Director                                             March 18, 2002



/s/ James H. Ferebee, Jr.
---------------------------------------
    James H. Ferebee, Jr.                        Director                                             March 18, 2002



/s/ Robert Willard Luther, III
---------------------------------------
    Robert Willard Luther, III                   Director                                             March 18, 2002



/s/ Frances Morrisette Norrell
---------------------------------------
    Frances Morrisette Norrell                   Director                                             March 18, 2002



/s/ W. C. Owens, Jr.
---------------------------------------
    W. C. Owens, Jr.                             Director                                             March 18, 2002



/s/ Russell E. Twiford
---------------------------------------
    Russell E. Twiford                           Director                                             March 18, 2002



/s/ Frank T. Williams
---------------------------------------
    Frank T. Williams                            Director                                             March 18, 2002



---------------------------------------
        Jerry T. Womack                          Director                                             March __, 2002