Form 10QSB
period 2002-03-31
GATEWAY FINANCIAL HOLDINGS INC
filed 2002-05-13
CIK 1156953

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

               For the transition period ended
                                               -------------------


                       COMMISSION FILE NUMBER   000-33223
                                              -------------

                        GATEWAY FINANCIAL HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         NORTH CAROLINA                                         56-2040581
--------------------------------                         ----------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                          Identification Number)


          1145 NORTH ROAD STREET, ELIZABETH CITY, NORTH CAROLINA 27909
          ------------------------------------------------------------
                     (Address of principal executive office)


                                 (252) 334-1511
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                      ---    ---

As of May 10, 2002, 2,732,765 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 16 pages.

                                                                                                    Page No.
                                                                                                    --------
PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

             Consolidated Balance Sheets
             March 31, 2002 and December 31, 2001.................................................      3

             Consolidated Statements of Operations
             Three Months Ended March 31, 2002 and 2001...........................................      4

             Consolidated Statement of Stockholders' Equity
             Three Months Ended March 31, 2002....................................................      5

             Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2002 and 2001...........................................      6

             Notes to Consolidated Financial Statements...........................................      7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....     12

PART II. OTHER INFORMATION

             Item 6. Exhibits and Reports on Form 8-K.............................................     15

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                            March 31,
                                                                              2002      December 31,
                                                                           (Unaudited)     2001*
                                                                           -----------  ------------
                                                                            (Amounts in thousands,
                                                                              except share data)
ASSETS
Cash and due from banks                                                    $   4,941    $   4,739
Interest-earning deposits in other banks                                       5,338        7,900
Investment securities available for sale, at fair value (Note 2)              34,399       31,226
Loans (Notes 3 and 7)                                                        115,472      107,240
Allowance for loan losses (Note 3)                                            (1,510)      (1,435)
                                                                           ---------    ---------
     Net Loans                                                               113,962      105,805

Accrued interest receivable                                                      976          766
Stock in Federal Reserve Bank, at cost                                           467          467
Stock in Federal Home Loan Bank, at cost                                       1,190          915
Foreclosed real estate (Note 7)                                                  230          230
Bank premises and equipment (Note 4)                                           6,691        5,793
Other assets                                                                   3,002        2,991
                                                                           ---------    ---------
     Total Assets                                                          $ 171,196    $ 160,832
                                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                                                   $  11,525    $  11,905
  Savings, money market and NOW                                               27,200       20,489
  Time over $100,000                                                          33,114       34,151
  Other time                                                                  52,227       49,173
                                                                           ---------    ---------
     Total Deposits                                                          124,066      115,717
                                                                           ---------    ---------

Advances from Federal Home Loan Bank (Note 5)                                 23,600       18,300
Federal funds purchased (Note 5)                                                  --        3,000
Accrued expenses and other liabilities                                           625          817
                                                                           ---------    ---------
     Total Liabilities                                                       148,291      137,834
                                                                           ---------    ---------

Stockholders' Equity
  Preferred stock, no par value, 1,000,000 shares authorized;
    none issued                                                                   --           --
  Common stock, no par value, 5,000,000 shares authorized;
    2,732,765 shares issued and outstanding                                   24,788       24,788
  Accumulated deficit                                                         (1,824)      (1,929)
  Accumulated other comprehensive income (loss)                                  (59)         139
                                                                           ---------    ---------
     Total Stockholders' Equity                                               22,905       22,998
                                                                           ---------    ---------
Commitments (Notes 3 and 4)
     Total Liabilities and Stockholders' Equity                            $ 171,196    $ 160,832
                                                                           =========    =========

--------------------
* Derived from audited financial statements

See accompanying notes.

                GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            Three Months Ended
                                                                                 March 31,
                                                                      ------------------------------
                                                                          2002             2001
                                                                      -------------    -------------
                                                                      (Amounts in thousands, except
                                                                         share and per share data)
Interest Income
   Loans                                                                 $    1,767      $    1,814
   Investment securities held to maturity                                       467             381
   Other                                                                         22              54
                                                                         ----------      ----------
      Total Interest Income                                                   2,256           2,249
                                                                         ----------      ----------
Interest Expense
   Money market, NOW and savings deposits                                        61             146
   Time deposits                                                                817           1,012
   Borrowings                                                                   239             137
                                                                         ----------      ----------
      Total Interest Expense                                                  1,117           1,295
                                                                         ----------      ----------
      Net Interest Income                                                     1,139             954
Provision for Loan Losses (Note 3)                                               75             140
                                                                         ----------      ----------
      Net Interest Income After Provision for Loan Losses                     1,064             814
                                                                         ----------      ----------
Non-Interest Income (Note 6)                                                    551             608
                                                                         ----------      ----------

Non-Interest Expense
   Salaries and employee benefits                                               899             730
   Occupancy and equipment                                                      216             178
   Other (Note 6)                                                               395             384
                                                                         ----------      ----------
      Total Non-Interest Expense                                              1,510           1,292
                                                                         ----------      ----------
      Income Before Income Taxes                                                105             130
Income Tax Expense                                                               --              --
                                                                         ----------      ----------
      Net Income                                                         $      105      $      130
                                                                         ==========      ==========
Net Income Per Share
   Basic                                                                 $      .04      $      .08
   Diluted                                                                      .04             .08

Weighted Average Shares Outstanding
   Basic                                                                  2,732,765       1,621,792
   Diluted                                                                2,738,705       1,621,792


See accompanying notes.

                GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                            Accumulated
                                                       Common Stock                            Other         Total
                                                -------------------------   Accumulated    Comprehensive  Stockholders'
                                                  Shares         Amount        Deficit     Income (Loss)     Equity
                                                ----------     ----------   -----------    -------------  -------------
                                                                (Amounts in thousands, except share data)
Balance at December 31, 2001                     2,732,765     $   24,788    $   (1,929)    $      139     $   22,998
Comprehensive income
  Net income                                            --             --           105             --            105
  Other comprehensive income
    Net increase in fair value of securities
      available for sale, net of tax                    --             --            --           (198)          (198)
                                                                                                           ----------
  Total comprehensive loss                                                                                        (93)
                                                ----------     ----------    ----------     ----------     ----------
Balance at March 31, 2002                        2,732,765     $   24,788    $   (1,824)    $      (59)    $   22,905
                                                ==========     ==========    ==========     ==========     ==========


See accompanying notes.

                        GATEWAY FINANCIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              ----------------------
                                                                                 2002        2001
                                                                              ----------   ---------
                                                                              (Amounts in thousands)
Cash Flows from Operating Activities
   Net income                                                                 $    105     $    130
   Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Depreciation and amortization                                                 108          105
     Provision for loan losses                                                      75          140
     Gain on sale of assets                                                        (18)         (46)
      Changes in assets and liabilities:
       Increase in accrued interest receivable                                    (210)          (1)
       Increase in other assets                                                    (11)        (277)
       Increase (decrease) in accrued expenses and other liabilities              (133)          10
                                                                              --------     --------
          Net Cash Provided (Used) by Operating Activities                         (84)          61
                                                                              --------     --------

Cash Flows from Investing Activities
   (Increase) decrease in interest-earning deposits with banks                   2,562          863
   Purchases of available-for-sale investment securities                        (9,208)      (3,581)
   Maturities, sales and calls of available-for-sale investments                 5,746        3,568
   Net increase in loans                                                        (8,232)     (11,968)
   Purchases of bank premises and equipment                                       (956)         (23)
   Purchase of FRB stock                                                            --         (467)
   Purchase of FHLB stock                                                         (275)        (100)
   Cash paid in subsidiary acquisition                                              --         (600)
                                                                              --------     --------
          Net Cash Used by Investing Activities                                (10,363)     (12,308)
                                                                              --------     --------

Cash Flows from Financing Activities
   Net increase in deposits                                                      8,349        8,588
   Net increase (decrease) in federal funds purchased                           (3,000)       2,001
   Net increase FHLB advances                                                    5,300        2,000
   Net repayment on other borrowings                                                --          (93)
                                                                              --------     --------
          Net Cash Provided by Financing Activities                             10,649       12,496
                                                                              --------     --------
          Net Increase in Cash and Due From Banks                                  202          249
Cash and Due from Banks, Beginning                                               4,739        1,053
                                                                              --------     --------
          Cash and Due from Banks, Ending                                     $  4,941     $  1,302
                                                                              ========     ========


See accompanying notes.

                GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

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

The Bank is engaged in general commercial and retail banking in Northeastern North Carolina, principally Pasquotank, Camden and Washington Counties, and in the Tidewater area of Southeastern Virginia, operating under state banking laws and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities. The Bank has two wholly-owned subsidiaries, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency with offices in Edenton, Hertford, Elizabeth City and Nags Head, North Carolina.

All intercompany transactions and balances have been eliminated in consolidation. In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of Company, the accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company's 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE 2 - INVESTMENT SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting market value of securities at the dates indicated:

                                                                          Gross    Gross
                                                Amortized  Unrealized  Unrealized  Market
                                                   Cost      Gains       Losses    Value
                                                ---------  ----------  ---------- -------
                                                          (Amounts in thousands)
MARCH 31, 2002
Securities available for sale:
   U.S. Government and agencies                  $19,978    $   155    $   289    $19,844
   Corporate debt securities                         376         --         --        376
   Mortgage-backed securities                     14,129        126         76     14,179
                                                 -------    -------    -------    -------
                                                 $34,483    $   281    $   365    $34,399
                                                 =======    =======    =======    =======

                GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

                                                                     Gross       Gross
                                                     Amortized    Unrealized   Unrealized    Market
                                                       Cost          Gains       Losses       Value
                                                    ----------    ----------   ----------   ---------
                                                                       (Amounts in thousands)
DECEMBER 31, 2001
Securities available for sale:
   U.S. Government and agencies                       $16,807      $    93      $    64      $16,836
   Corporate debt securities                              377           --            2          375
   Mortgage-backed securities                          13,844          171           --       14,015
                                                      -------      -------      -------      -------
                                                      $31,028      $   264      $    66      $31,226
                                                      =======      =======      =======      =======


NOTE 3 - LOANS

Following is a summary of loans at each of the balance sheet dates presented:

                                              March 31,               At December 31,
                                                2002                       2001
                                       ----------------------   -------------------------
                                                      Percent                   Percent
                                         Amount      of Total     Amount        of Total
                                       ---------     --------   ----------      ---------
                                                    (Amounts in thousands)
Commercial                             $  68,496       59.3%     $  61,364         57.2%
Real estate - construction                 9,821        8.5%        10,050          9.4%
Real estate - commercial mortgage         16,154       14.0%        15,401         14.3%
Real estate - 1-4 family mortgage          6,643        5.7%         7,074          6.6%
Consumer                                   7,711        6.7%         7,692          7.2%
Home equity lines of credit                6,647        5.8%         5,659          5.3%
                                       ---------    -------      ---------       ------
Subtotal                                 115,472      100.0%       107,240        100.0%
                                                    =======                      ======
Less:  Allowance for loan losses          (1,510)                   (1,435)
                                       ---------                 ---------
Net loans                              $ 113,962                 $ 105,805
                                       =========                 =========


Loan commitments at March, 2002 include commitments to extend credit of $16.2 million and amounts available under home equity credit lines, other credit lines and standby letters of credit of $4.4 million, $18.8 million and $900,000, respectively.

                GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - LOANS (CONTINUED)

An analysis of the allowance for loan losses for the three months ended March 31, 2002 and 2001 follows:

                                                  2002            2001
                                                 ------          ------
                                                 (Amounts in thousands)
Balance at beginning of period                   $1,435          $1,028
                                                 ------          ------
Provision charged to operations                      75             140
                                                 ------          ------
Charge-offs                                          --              --
Recoveries                                           --               4
                                                 ------          ------
Net charge-offs                                      --             144
                                                 ------          ------
Balance at end of period                         $1,510          $1,172
                                                 ======          ======


NOTE 4 - COMMITMENTS TO ACQUIRE PROPERTY AND EQUIPMENT

The Company has committed to construct full service branch facilities in Kitty Hawk, North Carolina and Chesapeake, Virginia at construction costs of approximately $1.4 million and $1.9 million, respectively. Costs incurred through March 31, 2002 total $974,000 for the Kitty Hawk branch and $1,106,000 for the Chesapeake branch. The Company has an option to purchase the land on which its permanent headquarters are affixed at the end of the twenty-year lease term for a cost of $300,000.


NOTE 5 - BORROWINGS

Advances from the Federal Home Loan Bank of Atlanta consisted of the following:

                                  Interest     March 31,   December 31,
        Maturity                    Rate         2002         2001
   -----------------              --------    ---------    -----------
                                              (Amounts in thousands)
   January 24, 2012                3.88%       $ 5,500      $    --
   March 17, 2010                  5.71%         1,500        1,500
   November 10, 2010               5.43%         5,000        5,000
   February 27, 2006               5.45%         1,600        1,800
   December 26, 2002               4.30%         5,000        5,000
   November 6, 2002                2.43%         5,000        5,000
                                               -------      -------
                                               $23,600      $18,300
                                               =======      =======


Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2001 advances are secured by loans and investment securities with a carrying amount of $24.4 million, which approximates market value. The Company has a maximum borrowing availability from FHLB equal to 25% of total assets.

The Company may purchase federal funds through an unsecured federal funds line of credit of $11.0 million. This line is intended for short-term borrowings and is subject to restrictions limiting the frequency and term of advances. This line of credit is payable on demand and bears interest based upon the daily federal funds rate. The Company had no borrowings outstanding on this line of credit as of March 31, 2002.

                GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income are as follows:

                                                Three Months Ended
                                                     March 31,
                                              -----------------------
                                               2002             2001
                                              ------           ------
                                              (Amounts in thousands)
Service fees and charges                      $107              $ 82
Insurance operations                           276               275
Brokerage operations                            76               126
Gain on sale of investments                     18                40
Other                                           74                85
                                              ----              ----
                                              $551              $608
                                              ====              ====

The major components of other non-interest expense are as follows:

                                                     Three Months Ended
                                                          March 31,
                                                  -----------------------
                                                   2002             2001
                                                  ------           ------
                                                   (Amounts in thousands)
Postage, printing and office supplies              $ 45             $ 24
Advertising and promotion                            21               19
Data processing and other outsourced services       114               99
Professional services                                44               56
Other                                               171              198
                                                   ----             ----
                                                   $395             $396
                                                   ====             ====

NOTE 7 - NONPERFORMING ASSETS

The table sets forth, for the period indicated, information with respect to the Company's nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

                                                  March 31,     December 31,
                                                    2002            2001
                                                 ---------      ------------
                                                    (Amounts in thousands)
Nonaccrual loans                                   $   96          $   --
Restructured loans                                     --              --
                                                   ------          ------
   Total nonperforming loans                           96              --
Real estate owned                                     230             230
                                                   ------          ------
   Total nonperforming assets                      $  326          $  230
                                                   ======          ======

Accruing loans past due 90 days or more            $   --          $   --
Allowance for loan losses                           1,510           1,435
Nonperforming loans to period end loans               .08%             --
Allowance for loan losses to period end loans        1.31%           1.35%
Nonperforming assets to total assets                  .19%            .14%

                GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that goodwill and all intangible assets of indefinite life be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for in accordance with SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to July 1, 2001 will be discontinued. The Company recorded goodwill of $679,000 in the January 2001 purchase of Fidelity Insurance, and was amortizing this amount using the straight-line method over fifteen years, resulting in a carrying value of $634,000 at December 31, 2002. Upon adoption of SFAS No. 142 on January 1, 2002, the Company ceased to amortize this goodwill. In the future the Company will, at least annually, evaluate goodwill for impairment. The Company had also expected that it would cease to amortize as goodwill certain of the intangible assets recorded in connection with the March 2000 purchase of branch offices in Plymouth and Roper, North Carolina. However, under SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, all intangible assets arising from that branch purchase will continue to be amortized. The Company's adoption of SFAS No. 141 and No. 142 had no effect on previously reported operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.


           FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001

The Company continued its pattern of strong growth during the first quarter of 2002, with total assets increasing by $10.4 million, or 6.4%, to $171.2 million at quarter end. This growth was principally reflected in increased loans and investment securities available for sale. Total loans increased by $8.2 million, or 7.7%, from $107.2 million at the beginning of the quarter to $115.5 million at quarter end. Investment securities available for sale increased by $3.2 million, or 10.2%, from $31.2 million to $34.4 million. The Company has maintained liquidity at what it believes to be an appropriate level, as liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, increased in the aggregate to $44.7 million, or 26.1% of total assets, at March 31, 2002. The Company's net investment in premises and equipment increased by $898,000 as a result of growth and expansion and costs incurred in development of the new full service branches in Chesapeake, Virginia and Kitty Hawk, North Carolina that are expected to open in 2002.

Funding for the growth in assets and loans was provided by increases of $8.3 million and $3.0 million, respectively, in deposit accounts and total borrowings.. Total deposit accounts increased 7.2%, with the most significant component of the increase being in savings, money market and NOW accounts, which grew $6.7 million. The Company continues to use brokered deposits to fund growth, with such deposits increasing from $15.5 million to $17.4 million during the quarter, comprising 20.4% of total time deposits, at March 31, 2002. Advances from the Federal Home Loan Bank of Atlanta increased from $18.3 million to $23.6 million during the quarter, while federal funds purchased of $3.0 million outstanding at the beginning of the quarter was repaid.

Total stockholders' equity decreased by $93,000, as net income for the current quarter of $105,000 was offset by a decrease of $198,000 in accumulated other comprehensive income/(loss) resulting from unrealized securities losses. With total stockholders' equity of $22.9 million, all capital ratios continue to place the Company and the Bank well in excess of the minimums required to be deemed well-capitalized bank by regulatory measures.


    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Overview. The Company reported net income of $105,000 or $.04 per share for the quarter ended March 31, 2002, as compared with net income of $130,000 or $.08 per share for the quarter ended March 31, 2001, a decrease of $25,000 or $.04 per share. The Company's primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing profitability in the near term. The Bank opened a new branch in a leased facility in Edenton, North Carolina, on January 2, 2002, increasing to five the number of full service banking branches. In addition, the significant downward trend in interest rates from period to period has had a negative impact the Company's interest rate spread and net interest margin, limiting the increase in net interest income below the levels that would be expected in a more stable interest rate environment. The decrease in income per share results both from the decrease in net income and from the effect of shares issued in the Company's public stock offering during the second half of 2001.

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

Net interest income increased to $1,139,000 for the three months ended March 31, 2002, a $185,000 or 19.4% increase from the $954,000 earned in first quarter of 2001. Total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the dramatic trend of declining interest rates throughout the period. Average total interest-earning assets increased $45.9 million, or 42.0%, for the first quarter of 2002 as compared to 2001, while the average yield dropped by 265 basis points from 8.71% to 6.06%. Average total interest-bearing liabilities increased by $35.5 million, or 36.1%, consistent with the increase in interest-earning assets. However, because the Company's interest costs generally have not reacted as quickly to the interest rate decreases from period to period, the average cost of interest-bearing liabilities decreased by only 199 basis points from 5.18% to 3.19%, resulting in the compression in interest margins described above. For the three months ended March 31, 2002, the net interest spread was 2.86% and the net interest margin was 3.06%. For the three months ended March 31, 2001, the net interest spread was 3.53% and the net interest margin was 3.70%.

Provision for Loan Losses. The Company recorded a $75,000 provision for loan losses in the first quarter of 2002, representing a decrease of $65,000 from the $140,000 provision made in the first quarter of 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In the first quarters of both 2002 and 2001 the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $8.2 million in current quarter and by $12.0 million in the first quarter of 2001. At March 31, the allowance for loan losses was $1.5 million for 2002 and $1.2 million for 2001, representing 1.31% and 1.33%, respectively, of loans outstanding. The Company's loan portfolio continues to perform very well, with nonaccrual loans of only $96,000 at March 31, 2002.

Non-Interest Income. Non-interest income totaled $551,000 for the three months ended March 31, 2002 as compared with $608,000 for the three months ended March 31, 2001, a decrease of $57,000. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance and brokerage networking operations. The principal reason for the decrease in non-interest income for the current quarter was a $50,000 decrease in income from brokerage operations that resulted from a lower level of trading volume in response to the downward trends in the securities markets. In addition, gains from sales of investment securities were $18,000 during the current quarter as compared to $40,000 during the quarter ended March 31, 2002. Other non-interest income decreased $11,000. These decreases were partially offset by an increase of $25,000 in service fees and charges that resulted principally from growth..

Non-Interest Expenses. Non-interest expenses totaled $1,510,000 for the three months ended March 31, 2002, an increase of $218,000 over the $1,292,000 reported for first quarter of 2001. Substantially all of this increase resulted from the Bank's growth and development, and reflects the additional expenses in the current quarter associated with the opening of a new branches on January 2, 2002 and in August of 2001, increasing the number of full service banking locations to five. All five branches were fully operational in the current quarter, while three of the five were operational for the first quarter of 2001. Personnel costs increased by $169,000 while the costs of occupancy and equipment increased by $38,000.

Provision for Income Taxes. The Company had no income tax expense for the three months ended March 31, 2002 and 2001 due to the recognition of deferred tax assets generated before the Company became profitable.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at March 31, 2001, the Bank had credit availability with the Federal Home Loan Bank of Atlanta ("FHLB") of approximately $42.8 million, with $23.6 million outstanding at that date, and a federal funds line of credit with another financial institution in the amount of $11.0 million, with no advances outstanding.

Total deposits were $124.1 million and $115.7 million at March 31, 2002 and December 31, 2001, respectively. As a result of the Company's loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At March 31, 2002 and December 31, 2001, time deposits represented 69% and 72%, respectively, of the Company's total deposits. Certificates of deposit of $100,000 or more represented 26.7% and 29.5%, respectively, of the Bank's total deposits at March 31, 2002 and December 31, 2001. At March 31, 2001, the Company had $10.6 million in time deposits from eight public units and $17.4 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, corporate securities and mortgage-backed securities.

At March 31, 2002 and December 31, 2001, the Company's tangible equity to asset ratio was 12.2% and 13.0%, respectively. All capital ratios place the Bank well in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               None

         (b)   Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       GATEWAY FINANCIAL HOLDINGS, INC.



Date:  May 10, 2002                    By: /s/ D. Ben Berry
                                           -------------------------------------
                                           D. Ben Berry
                                           President and Chief Executive Officer



Date:  May 10, 2002                    By: /s/ Mark A. Holmes
                                           -------------------------------------
                                           Mark A. Holmes
                                           Executive Vice President and
                                           Chief Financial Officer