Form 10QSB
period 2002-06-30
GATEWAY FINANCIAL HOLDINGS INC
filed 2002-08-13
CIK 1156953

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                         For the transition period ended
                         -------------------------------

                        COMMISSION FILE NUMBER 000-33223


                        GATEWAY FINANCIAL HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          NORTH CAROLINA                                      56-2040581
-----------------------------------                     ------------------------
  (State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                        Identification Number)


          1145 North Road Street, Elizabeth City, North Carolina 27909
--------------------------------------------------------------------------------
                     (Address of principal executive office)


                                 (252) 334-1511
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

As of August 7, 2002, 3,006,007 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 19 pages.

                                                                                                    Page No.
                                                                                                    --------

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Balance Sheets
                  June 30, 2002 and December 31, 2001..............................................        3

                  Consolidated Statements of Operations
                  Three Months and Six Months Ended June 30, 2002 and 2001.........................        4

                  Consolidated Statement of Stockholders' Equity
                  Six Months Ended June 30, 2002...................................................        5

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2002 and 2001..........................................        6

                  Notes to Consolidated Financial Statements.......................................        7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....       13

PART II. OTHER INFORMATION

                  Item 4. Submission of Matters to a Vote of Securities Holders....................       18

                  Item 6. Exhibits and Reports on Form 8-K.........................................       18

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 June 30, 2002       December 31,
                                                                                                  (Unaudited)           2001*
                                                                                                 -------------       ----------
                                                                                                      (Amounts in thousands,
                                                                                                        except share data)
ASSETS

Cash and due from banks                                                                            $   4,683          $   4,739
Interest-earning deposits in other banks                                                               4,395              7,900
Investment securities available for sale, at fair value (Note 2)                                      42,461             31,226

Loans (Note 3)                                                                                       131,125            107,240
Allowance for loan losses (Note 3)                                                                    (1,601)            (1,435)
                                                                                                   ---------          ---------

                                                               Net Loans                             129,524            105,805

Accrued interest receivable                                                                            1,016                766
Stock in Federal Reserve Bank, at cost                                                                   467                467
Stock in Federal Home Loan Bank, at cost                                                               1,430                915
Foreclosed real estate                                                                                    --                230
Bank premises and equipment (Note 4)                                                                   7,631              5,793
Other assets                                                                                           2,978              2,991
                                                                                                   ---------          ---------
                                                            Total Assets                           $ 194,585          $ 160,832
                                                                                                   =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Deposits:
   Demand                                                                                          $  15,060          $  11,904
   Savings, money market and NOW                                                                      25,997             20,489
   Time over $100,000                                                                                 41,384             34,151
   Other time                                                                                         57,395             49,173
                                                                                                   ---------          ---------

                                                          Total Deposits                             139,836            115,717

Advances from Federal Home Loan Bank (Note 5)                                                         28,600             18,300
Federal funds purchased (Note 5)                                                                       2,001              3,000
Accrued expenses and other liabilities                                                                   753                817
                                                                                                   ---------          ---------

                                                       Total Liabilities                             171,190            137,834
                                                                                                   ---------          ---------

Stockholders' Equity
   Preferred stock, no par value, 1,000,000 shares authorized;
     none issued                                                                                          --                 --
   Common stock, no par value, 10,000,000 shares authorized;
     3,006,007 and 2,732,765 shares issued and outstanding                                            24,788             24,788
   Accumulated deficit                                                                                (1,683)            (1,929)
   Accumulated other comprehensive income                                                                290                139
                                                                                                   ---------          ---------

                                              Total Stockholders' Equity                              23,395             22,998
                                                                                                   ---------          ---------
Commitments (Notes 3 and 4)
                                                   Total Liabilities and
                                                    Stockholders' Equity                           $ 194,585          $ 160,832
                                                                                                   =========          =========

* Derived from audited financial statements

See accompanying notes.

                GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                      Three Months Ended                      Six Months Ended
                                                                           June 30,                               June 30,
                                                                -----------------------------         -----------------------------
                                                                   2002               2001               2002               2001
                                                                ----------         ----------         ----------         ----------
                                                                      (Amounts in thousands, except share and per share data)
Interest Income
  Loans                                                         $    1,941         $    1,843         $    3,708         $    3,657
  Investment securities held to maturity                               519                420                986                801
  Other                                                                 14                 42                 36                 96
                                                                ----------         ----------         ----------         ----------

                          Total Interest Income                      2,474              2,305              4,730              4,554
                                                                ----------         ----------         ----------         ----------

Interest Expense
  Money market, NOW and savings deposits                                61                 91                122                237
  Time deposits                                                        825              1,087              1,642              2,099
  Borrowings                                                           270                142                509                279
                                                                ----------         ----------         ----------         ----------

                         Total Interest Expense                      1,156              1,320              2,273              2,615
                                                                ----------         ----------         ----------         ----------

                            Net Interest Income                      1,318                985              2,457              1,939

Provision for Loan Losses (Note 3)                                     125                120                200                260
                                                                ----------         ----------         ----------         ----------

                      Net Interest Income After
                      Provision for Loan Losses                      1,193                865              2,257              1,679
                                                                ----------         ----------         ----------         ----------

Non-Interest Income (Note 6)                                           662                641              1,213              1,261
                                                                ----------         ----------         ----------         ----------

Non-Interest Expense
  Salaries and employee benefits                                     1,024                785              1,923              1,515
  Occupancy and equipment                                              205                185                421                363
  Other (Note 6)                                                       485                398                880                794
                                                                ----------         ----------         ----------         ----------

                     Total Non-Interest Expense                      1,714              1,368              3,224              2,672
                                                                ----------         ----------         ----------         ----------

                     Income Before Income Taxes                        141                138                246                268

Income Tax Expense                                                      --                 --                 --                 --
                                                                ----------         ----------         ----------         ----------

                                     Net Income                 $      141         $      138         $      246         $      268
                                                                ==========         ==========         ==========         ==========

Net Income Per Share
  Basic                                                         $      .05         $      .08         $      .08         $      .15
  Diluted                                                              .05                .08                .08                .15

Weighted Average Shares Outstanding
  Basic                                                          3,006,007          1,808,147          3,006,007          1,796,126
  Diluted                                                        3,051,560          1,808,147          3,032,051          1,796,126

See accompanying notes.

                GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                                      Accumulated
                                                         Common Stock                                    Other             Total
                                                    -------------------------       Accumulated      Comprehensive     Stockholders'
                                                     Shares           Amount          Deficit           Income            Equity
                                                    ---------         -------       -----------      -------------     ------------
                                                                       (Amounts in thousands, except share data)
Balance at December 31, 2001                         2,732,765         $24,788         $(1,929)         $     139         $22,998

Shares issued in 11-for-10 stock split
  effected as a 10% stock dividend                     273,242              --              --                 --              --

Comprehensive income:
  Net income                                                --              --             246                 --             246
  Other comprehensive income
    Net increase in fair value of securities
    available for sale, net of tax                          --              --              --                151             151
                                                                                                                          -------

  Total comprehensive income                                                                                                  397
                                                     ---------         -------         -------          ---------         -------

Balance at June 30, 2002                             3,006,007         $24,788         $(1,683)         $     290         $23,395
                                                     =========         =======         =======          =========         =======

See accompanying notes.

                        GATEWAY FINANCIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                        -------------------------
                                                                                           2002         2001
                                                                                        ---------     -----------
                                                                                          (Amounts in thousands)
Cash Flows from Operating Activities
   Net income                                                                          $      246    $        268
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                                          249             143
       Provision for loan losses                                                              200             260
       Gain on sale of assets                                                                 (78)            (97)
       Loss on disposal of foreclosed real estate                                              37               -
       Changes in assets and liabilities:
         (Increase) decrease in accrued interest receivable                                  (250)             23
         Increase in other assets                                                            (105)           (114)
         Increase (decrease) in accrued expenses and other liabilities                        (64)            306
                                                                                        ---------     -----------

                                          Net Cash Provided by Operating Activities           235             789
                                                                                        ---------     -----------

Cash Flows from Investing Activities
   (Increase) decrease in interest-earning deposits with banks                              3,505          (8,070)
   Purchases of available-for-sale investment securities                                  (19,496)        (13,032)
   Maturities, sales and calls of available-for-sale investments                            8,503           9,835
   Net increase in loans                                                                  (23,919)        (18,013)
   Purchases of bank premises and equipment                                                (1,982)           (102)
   Purchase of FRB stock                                                                        -            (467)
   Purchase of FHLB stock                                                                    (515)           (350)
   Proceeds from sale of foreclosed real estate                                               193               -
   Cash paid in subsidiary acquisition                                                          -            (600)
                                                                                        ---------     -----------

                                              Net Cash Used by Investing Activities       (33,711)        (30,799)
                                                                                        ---------     -----------

Cash Flows from Financing Activities
   Net increase in deposits                                                                24,119          15,096
   Net decrease in federal funds purchased                                                   (999)              -
   Net increase FHLB advances                                                              10,300           7,000
   Net repayment on other borrowings                                                            -             (93)
   Proceeds from issuance of common stock                                                       -           8,330
                                                                                        ---------     -----------

                                          Net Cash Provided by Financing Activities        33,420          30,333
                                                                                        ---------     -----------

                                 Net Increase (Decrease) in Cash and Due From Banks           (56)            323

Cash and Due from Banks, Beginning                                                          4,739           1,053
                                                                                        ---------     -----------

                                                    Cash and Due from Banks, Ending    $    4,683    $      1,376
                                                                                        =========     ===========

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

All intercompany transactions and balances have been eliminated in consolidation. In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of the Company, the accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company's 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE 2 - INVESTMENT SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting market value of securities at the dates indicated:

                                                                                   Gross              Gross
                                                                Amortized        Unrealized         Unrealized           Market
                                                                  Cost             Gains              Losses             Value
                                                                ---------        ----------         ----------          -------
                                                                                   (Amounts in thousands)
JUNE 30, 2002
  Securities available for sale:
     U.S. Government and agencies                                $23,510          $    291           $    (56)          $23,745
     Corporate debt securities                                       641                 5                 --               646
     Mortgage-backed securities                                   17,897               186                (13)           18,070
                                                                 -------          --------           --------           -------

                                                                 $42,048          $    482           $    (69)          $42,461
                                                                 =======          ========           ========           =======

                GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

                                                                                   Gross              Gross
                                                                Amortized        Unrealized         Unrealized           Market
                                                                  Cost             Gains              Losses             Value
                                                                ---------        ----------         ----------          -------
                                                                                   (Amounts in thousands)
December 31, 2001
  Securities available for sale:
     U.S. Government and agencies                                $16,807          $     93           $     64           $16,836
     Corporate debt securities                                       377                --                  2               375
     Mortgage-backed securities                                   13,844               171                 --            14,015
                                                                 -------          --------           --------           -------

                                                                 $31,028          $    264           $     66           $31,226
                                                                 =======          ========           ========           =======

NOTE 3 - LOANS

Following is a summary of loans at each of the balance sheet dates presented:

                                                                 June 30,                             At December 31,
                                                                   2002                                    2001
                                                     --------------------------------         -------------------------------
                                                                              Percent                                 Percent
                                                     Amount                  of Total         Amount                 of Total
                                                     -------                 --------         -------                --------
                                                                             (Amounts in thousands)
Commercial                                         $  76,254                   58.2%       $   61,364                  57.2%
Real estate - construction                            10,155                    7.7%           10,050                   9.4%
Real estate - commercial mortgage                     21,446                   16.4%           15,401                  14.3%
Real estate - 1-4 family mortgage                      5,922                    4.5%            7,074                   6.6%
Consumer                                              10,130                    7.7%            7,692                   7.2%
Home equity lines of credit                            7,218                    5.5%            5,659                   5.3%
                                                   ---------                  ------       ----------                 ------

Subtotal                                             131,125                  100.0%          107,240                 100.0%
                                                                              =====                                   =====

Less:  Allowance for loan losses                      (1,601)                                  (1,435)
                                                   ---------                               ----------

Net loans                                          $ 129,524                               $  105,805
                                                   =========                               ==========

Loan commitments at June, 2002 include commitments to extend credit of $16.5 million and amounts available under home equity credit lines, other credit lines and standby letters of credit of $4.8 million, $18.2 million and $900,000, respectively.

                GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (CONTINUED)

An analysis of the allowance for loan losses for the six months ended June 30, 2002 and 2001 follows:

                                                                          2002           2001
                                                                         ------         -------
                                                                         (Amounts in thousands)

         Balance at beginning of period                                  $1,435         $ 1,028
                                                                         ------         -------

         Provision charged to operations                                    200             260
                                                                         ------         -------

         Charge-offs                                                         34               8
         Recoveries                                                          --              (4)
                                                                         ------         -------
         Net charge-offs                                                     34               4
                                                                         ------         -------

         Balance at end of period                                        $1,601         $ 1,284
                                                                         ======         =======

NOTE 4 - COMMITMENTS TO ACQUIRE PROPERTY AND EQUIPMENT

The Company has committed to construct full service branch facilities in Kitty Hawk, North Carolina and Chesapeake, Virginia at construction costs of approximately $1.4 million and $1.9 million, respectively. Costs incurred through June 30, 2002 total $1.2 million for the Kitty Hawk branch and $1.7 million for the Chesapeake branch. The Company has an option to purchase the land on which its permanent headquarters are affixed at the end of the twenty-year lease term for a cost of $300,000.

NOTE 5 - BORROWINGS

Advances from the Federal Home Loan Bank of Atlanta consisted of the following:

                                                   Interest                          June 30,         December 31,
             Maturity                                Rate                              2002               2001
         ---------------                           -------                        --------------    ---------------
                                                                                       (Amounts in thousands)
         January 24, 2012                            3.88%                        $        5,500    $            --
         March 17, 2010                              5.71%                                 1,500              1,500
         November 10, 2010                           5.43%                                 5,000              5,000
         February 27, 2006                           5.45%                                 1,600              1,800
         February 20, 2003                         Variable                                5,000                 --
         December 26, 2002                           4.30%                                 5,000              5,000
         November 6, 2002                            2.43%                                 5,000              5,000
                                                                                  --------------    ---------------

                                                                                  $       28,600    $        18,300
                                                                                  ==============    ===============

Pursuant to collateral agreements with the Federal Home Loan Bank, at June 30, 2002 advances are secured by loans and investment securities with a carrying amount of $41.0 million, which approximates market value. The Company has a maximum borrowing availability from FHLB equal to 30% of total assets.

The Company may purchase federal funds through an unsecured federal funds line of credit of $11.0 million. This line is intended for short-term borrowings and is subject to restrictions limiting the frequency and term of advances. This line of credit is payable on demand and bears interest based upon the daily federal funds rate. The Company had no borrowings outstanding on this line of credit as of June 30, 2002.

                GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income are as follows:

                                                       Three Months Ended              Six Months Ended
                                                            June 30,                        June 30,
                                                      ---------------------         -----------------------
                                                      2002            2001           2002             2001
                                                      -----          ------         -------          ------
                                                                      (Amounts in thousands)
Service charges on deposit accounts                   $ 146          $   97         $   253          $  179
Other service fee income                                 65              70             138             155
Insurance operations                                    355             350             631             637
Brokerage operations                                     44              66             120             192
Gain on sale of investments                              60              --              78              --
Loss on foreclosed real estate                          (37)             --             (37)             --
Other                                                    29              58              30              98
                                                      -----          ------         -------          ------

                                                      $ 662          $  641         $ 1,213          $1,261
                                                      =====          ======         =======          ======

The major components of other non-interest expense are as follows:

                                                       Three Months Ended              Six Months Ended
                                                            June 30,                        June 30,
                                                      ---------------------         -----------------------
                                                      2002            2001           2002             2001
                                                      -----          ------         -------          ------
                                                                      (Amounts in thousands)
Postage, printing and office supplies                 $  48          $   49         $    93          $   80
Advertising and promotion                                19              16              40              27
Data processing and other outsourced services           117              92             231             191
Professional services                                    45              31              89              67
Other                                                   256             210             427             429
                                                      -----          ------         -------          ------

                                                      $ 485          $  398         $   880          $  794
                                                      =====          ======         =======          ======

                GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

                                                       Three Months Ended              Six Months Ended
                                                            June 30,                        June 30,
                                                      ---------------------         -----------------------
                                                      2002            2001           2002             2001
                                                      -----          ------         -------          ------
                                                                      (Amounts in thousands)
Net income                                            $ 141          $  138         $   246          $  268

Other comprehensive income:
   Net increase (decrease) in the
     fair value of investment securities
     available for sale, net of tax                     349            (109)            151             (27)
                                                      -----          ------         -------          ------
Total comprehensive income                            $ 490          $   29         $   397          $  241
                                                      =====          ======         =======          ======

NOTE 8 - PER SHARE RESULTS

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

The basic and diluted weighted average shares outstanding are as follows:

                                                               Three Months Ended                    Six Months Ended
                                                                     June 30,                             June 30,
                                                          ---------------------------         ---------------------------
                                                            2002              2001              2002              2001
                                                          ---------         ---------         ---------         ---------
Weighted average outstanding shares
   used for basic EPS                                     3,006,007         1,808,147         3,006,007         1,796,126

Plus incremental shares from assumed exercise of:
     Stock options                                           45,553                --            26,044                --
     Warrants                                                    --                --                --                --
                                                          ---------         ---------         ---------         ---------
Weighted average outstanding shares used
   for diluted EPS                                        3,051,560         1,808,147         3,032,051         1,796,126
                                                          =========         =========         =========         =========

No adjustments were required to be made to net income in the computation of diluted earnings per share.

On May 14, 2002, the Company's Board of Directors declared an 11-for-10 stock split to be effected in the form of a 10% stock dividend, which was distributed June 5, 2002 to shareholders of record on May 22, 2002. All references to per share results and weighted average shares outstanding have been adjusted to reflect the effects of this stock split.

                GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - BUSINESS SEGMENT REPORTING

In addition to its banking operations, the Company has two other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency. Set forth below is certain financial information for each segment and in total:

                                                Total           Banking        Brokerage      Insurance
                                               --------         --------       ---------      ---------
                                                                (Amounts in thousands)
TOTAL ASSETS AT JUNE 30, 2002                  $194,585         $193,526         $  20          $1,039
                                               ========         ========         =====          ======

Three Months Ended June 30, 2002
  Net interest income                          $  1,318         $  1,318         $  --          $   --
  Non-interest income                               662              234            45             383
                                               --------         --------         -----          ------
     Total income                              $  1,980         $  1,552         $  45          $  383
                                               ========         ========         =====          ======

  Net income (loss)                            $    141         $    155         $ (23)         $    9
                                               ========         ========         =====          ======

Three Months Ended June 30, 2001
  Net interest income                          $    985         $    985         $  --          $   --
  Non-interest income                               641              225            66             350
                                               --------         --------         -----          ------
     Total income                              $  1,626         $  1,210         $  66          $  350
                                               ========         ========         =====          ======

  Net income (loss)                            $    138         $    146         $ (17)         $    9
                                               ========         ========         =====          ======

Six Months Ended June 30, 2002
  Net interest income                          $  2,457         $  2,457         $  --          $   --
  Non-interest income                             1,213              417           120             676
                                               --------         --------         -----          ------
     Total income                              $  3,670         $  2,874         $ 120          $  676
                                               ========         ========         =====          ======

  Net income (loss)                            $    246         $    245         $ (17)         $   18
                                               ========         ========         =====          ======

Six Months Ended June 30, 2001
  Net interest income                          $  1,939         $  1,939         $  --          $   --
  Non-interest income                             1,261              432           192             637
                                               --------         --------         -----          ------
     Total income                              $  3,200         $  2,371         $ 192          $  637
                                               ========         ========         =====          ======

  Net income (loss)                            $    268         $    262         $  --          $    6
                                               ========         ========         =====          ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

           FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

The Company continued its pattern of strong growth during the first six months of 2002, with total assets increasing by $33.8 million, or 21.0%, to $194.6 million at June 30. This growth was principally reflected in increased loans and investment securities available for sale. Total loans increased by $23.9 million, or 22.3%, from $107.2 million at December 31, 2001 to $131.1 million at June 30, 2002. Investment securities available for sale increased by $11.3 million, or 36.0%, from $31.2 million to $42.5 million. The Company has maintained liquidity at what it believes to be an appropriate level, as liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, increased in the aggregate to $51.5 million, or 26.5% of total assets, at June 30, 2002. The Company's net investment in premises and equipment increased by $1.8 million as a result of growth and expansion and costs incurred in development of the new full service branches in Chesapeake, Virginia and Kitty Hawk, North Carolina that are to open in the third quarter of 2002.

Funding for the growth in assets and loans was provided by increases of $24.1 million and $9.3 million, respectively, in deposit accounts and total borrowings. Total deposit accounts increased 20.8%, with the most significant components of the increase being in demand, savings, money market and NOW accounts, which grew $8.7 million. The Company continues to use brokered deposits to fund growth, with such deposits increasing from $15.5 million to $21.2 million during the six months, comprising 21.5% of total time deposits, at June 30, 2002. Advances from the Federal Home Loan Bank of Atlanta increased from $18.3 million to $28.6 million during the six months, while federal funds purchased were reduced from $3.0 million outstanding at the beginning of the period do $2.0 million at period end.

Total stockholders' equity increased by $397,000, as net income for the current six months of $246,000 was supplemented by an increase of $151,000 in accumulated other comprehensive income resulting from unrealized securities gains. With total stockholders' equity of $23.4 million, all capital ratios continue to place the Company and the Bank well in excess of the minimums required to be deemed well-capitalized by regulatory measures.

                                  ASSET QUALITY

The table sets forth, for the period indicated, information with respect to the Company's nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

                                                                 June 30,          December 31,
                                                                   2002                2001
                                                                ----------         ------------
                                                                     (Amounts in thousands)
Nonaccrual loans                                                $    1,360          $       --
Restructured loans                                                      --                  --
                                                                ----------          ----------
  Total nonperforming loans                                          1,360                  --
Real estate owned                                                       --                 230
                                                                ----------          ----------
  Total nonperforming assets                                    $    1,360          $      230
                                                                ==========          ==========

Accruing loans past due 90 days or more                         $       --          $       --
Allowance for loan losses                                            1,601               1,435
Nonperforming loans to period end loans                               1.04%                 --
Allowance for loan losses to period end loans                         1.22%               1.35%
Nonperforming assets to total assets                                   .70%                .14%

Nonaccrual loans increased to $1.4 million as of June 30, 2002 and consist primarily of loans outstanding to one borrower in the principal amount of $1.3 million. These loans are cross collateralized and are secured by real estate at an aggregate loan to value ratio of approximately 60%. The borrower, as a result of cash flow problems, has filed for protection under Chapter 11 of the bankruptcy code, during which time the Company is not receiving regular interest payments. Accordingly, Management has placed these loans in nonaccrual status. Management does not anticipate that the Company will incur any significant level of loss on these loans.

                   COMPARISON OF RESULTS OF OPERATIONS FOR THE
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Overview. The Company reported net income of $141,000 or $.05 per share for the quarter ended June 30, 2002, as compared with net income of $138,000 or $.08 per share for the quarter ended June 30, 2001, an increase of $3,000 in net income but a decrease of $.03 per share. The Company's primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing profitability in the near term. The Bank opened a new branch in a leased facility in Edenton, North Carolina, on January 2, 2002, increasing to five the number of full service banking branches. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred in anticipation of the opening of two additional branch offices during the second half of the year. In addition, the significant downward trend in interest rates from period to period has had a negative impact on the Company's interest rate spread and net interest margin, limiting the increase in net interest income below the levels that would be expected in a more stable interest rate environment. In addition, in order to generate growth, the Company has offered attractive deposit and loan rates, further impacting the interest rate spread and margin in the current period as compared with the second quarter of 2001. The decrease in income per share results from the effect of shares issued in the Company's public stock offering during the second half of 2001.

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

Net interest income increased to $1.3 million for the three months ended June 30, 2002, a $333,000 or 33.8% increase from the $985,000 earned in the second quarter of 2001. Total interest income benefited from strong growth in the level of average earning assets, which offset both the lower asset yields caused by the dramatic decline in market interest rates from period to period and the effects of customer-favorable pricing of both loan and deposit products during the current quarter. Average total interest-earning assets increased $51.9 million, or 45.4%, for the second quarter of 2002 as compared to 2001, while the average yield dropped by 211 basis points from 8.08% to 5.97%. Average total interest-bearing liabilities increased by $42.7 million, or 41.9%, consistent with the increase in interest-earning assets. However, for the reasons set forth above, the average cost of interest-bearing liabilities decreased by only 198 basis points from 5.19% to 3.21%, resulting in the compression in interest margins described above. For the three months ended June 30, 2002, the net interest rate spread was 2.99% and the net interest margin was 3.16%. For the three months ended June 30, 2001, the net interest rate spread was 3.37% and the net interest margin was 3.46%.

Provision for Loan Losses. The Company recorded a $125,000 provision for loan losses in the second quarter of 2002, representing an increase of $5,000 from the $120,000 provision made in the second quarter of 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In the second quarters of both 2002 and 2001, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $15.6 million in the current quarter and by $6.0 million in the second quarter of 2001. At June 30, the allowance for loan losses was $1.6 million for 2002 and $1.3 million for 2001, representing 1.22% and 1.37%, respectively, of loans outstanding. Other than the increase in nonaccrual loans discussed under the caption "Asset Quality," the Company's loan portfolio continues to perform very well.

Non-Interest Income. Non-interest income totaled $622,000 for the three months ended June 30, 2002 as compared with $641,000 for the three months ended June 30, 2001, an increase of $21,000. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance and brokerage networking operations. The principal reason for the increase in non-interest income for the current quarter was gains of $60,000 realized from the sale of available for sale investments. Otherwise, the Company experienced a $22,000 decrease in income from brokerage operations that resulted from a lower level of trading volume in response to the downward trends in the securities markets. This decrease in income from brokerage operations and a decrease of $29,000 in other non-interest income were largely offset by an increase of $49,000 in service charges on deposit accounts that resulted principally from deposit growth. The Company also incurred a loss of $37,000 from the disposal of foreclosed real estate during the three months ended June 30, 2002.

Non-Interest Expenses. Non-interest expenses totaled $1.7 million for the three months ended June 30, 2002, an increase of $346,000 over the $1.4 million reported for the second quarter of 2001. Substantially all of this increase resulted from the Bank's growth and development, and reflects the additional expenses in the current quarter associated with the opening of new branches on January 2, 2002 and in August of 2001, increasing the number of full service banking locations to five. All five branches were fully operational in the current quarter, while three of the five were operational for the first quarter of 2001. In addition, during the quarter the Company began adding new personnel and incurring other costs in anticipation of opening during the second half of the year the two new branches that were under development at June 30, 2002. Personnel costs increased by $239,000 while the costs of occupancy and equipment increased by $20,000 during the current quarter. Other non-interest expenses increased by $87,000.

Provision for Income Taxes. The Company had no income tax expense for the three months ended June 30, 2002 and 2001 due to the recognition of deferred tax assets generated before the Company became profitable.

                   COMPARISON OF RESULTS OF OPERATIONS FOR THE
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Overview. The Company reported net income of $246,000 or $.08 per share for the six months ended June 30, 2002, as compared with net income of $268,000 or $.15 per share for the six months ended June 30, 2001, a decrease of $22,000 in net income or $.07 per share. The Company's primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing profitability in the near term. The Bank opened a new branch in a leased facility in Edenton, North Carolina, on January 2, 2002, increasing to five the number of full service banking branches. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred in anticipation of the opening of two additional branch offices during the second half of the year. In addition, the significant downward trend in interest rates from period to period has had a negative impact on the Company's interest rate spread and net interest margin, limiting the increase in net interest income below the levels that would be expected in a more stable interest rate environment. In addition, in order to generate growth, the Company has offered attractive deposit and loan rates, further impacting the interest rate spread and margin in the current period as compared with the first six months of 2001. The decrease in income per share also results from the effect of shares issued in the Company's public stock offering during the second half of 2001.

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

Net interest income increased to $2.5 million for the six months ended June 30, 2002, a $518,000 or 26.7% increase from the $2.0 million earned in first six months of 2001. Total interest income benefited from strong growth in the level of average earning assets, which offset both the lower asset yields caused by the dramatic decline in market interest rates from period to period and the effects of customer-favorable pricing of both loan and deposit products during the current six months. Average total interest-earning assets increased $48.2 million, or 43.6%, for the first six months of 2002 as compared to 2001, while the average yield dropped by 230 basis points from 8.31% to 6.01%. Average total interest-bearing liabilities increased by $39.2 million, or 40.0%, consistent with the increase in interest-earning assets. However, for the reasons set forth above, the average cost of interest-bearing liabilities decreased by only 203 basis points from 5.37% to 3.34%, resulting in the compression in interest margins described above. For the six months ended June 30, 2002, the net interest rate spread was 2.96% and the net interest margin was 3.12%. For the six months ended June 30, 2001, the net interest rate spread was 3.35% and the net interest margin was 3.54%.

Provision for Loan Losses. The Company recorded a $200,000 provision for loan losses in the first six months of 2002, representing a decrease of $60,000 from the $260,000 provision made in the first six months of 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In the first six months of both 2002 and 2001, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $23.9 million in the current six months and by $17.8 million in the first six months of 2001. At June 30, the allowance for loan losses was $1.6 million for 2002 and $1.3 million for 2001, representing 1.22% and 1.37%, respectively, of loans outstanding. Other than the increase in nonaccrual loans discussed under the caption "Asset Quality," the Company's loan portfolio continues to perform very well.

Non-Interest Income. Non-interest income totaled $1.2 million for the six months ended June 30, 2002 as compared with $1.3 million for the six months ended June 30, 2001, a decrease of $48,000. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance and brokerage networking operations. During the current six months, the Company experienced a $72,000 decrease in income from brokerage operations that resulted from a lower level of trading volume in response to the downward trends in the securities markets. This decrease in income from brokerage operations and a decrease of $68,000 in other non-interest income were largely offset by an increase of $74,000 in service charges on deposit accounts that resulted principally from deposit growth, and by gains of $78,000 realized from sales of available for sale securities during the first six months of 2002. The Company also incurred a loss of $37,000 from the disposal of foreclosed real estate during the six months ended June 30, 2002.

Non-Interest Expenses. Non-interest expenses totaled $3.2 million for the six months ended June 30, 2002, an increase of $552,000 over the $2.7 million reported for the first six months of 2001. Substantially all of this increase resulted from the Bank's growth and development, and reflects the additional expenses in the current six months associated with the opening of a new branches on January 2, 2002 and in August of 2001, increasing the number of full service banking locations to five. All five branches were fully operational in the current six months, while only three of the five were operational for the first six months of 2001. In addition, during the current six months the Company began adding new personnel and incurring other costs in anticipation of opening during the second half of the year the two new branches that were under development at June 30, 2002. Personnel costs increased by $408,000 while the costs of occupancy and equipment increased by $58,000 during the current six months. Other non-interest expenses increased by $86,000.

Provision for Income Taxes. The Company had no income tax expense for the six months ended June 30, 2002 and 2001 due to the recognition of deferred tax assets generated before the Company became profitable.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at June 30, 2002, the Bank had credit availability with the Federal Home Loan Bank of Atlanta ("FHLB") of approximately $58.4 million, with $28.6 million outstanding at that date, and a federal funds line of credit with another financial institution in the amount of $11.0 million, with $2.0 million outstanding at that date.

Total deposits were $139.8 million and $115.7 million at June 30, 2002 and December 31, 2001, respectively. As a result of the Company's loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At June 30, 2002 and December 31, 2001, time deposits represented 70.6% and 72.0%, respectively, of the Company's total deposits. Certificates of deposit of $100,000 or more represented 29.6% and 29.5%, respectively, of the Bank's total deposits at June 30, 2002 and December 31, 2001. At June 30, 2002, the Company had $14.4 million in time deposits from eight public units and $21.2 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, corporate securities and mortgage-backed securities.

At June 30, 2002 and December 31, 2001, the Company's tangible equity to asset ratio was 11.0% and 13.0%, respectively. All capital ratios place the Bank well in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures.

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual Meeting of Stockholders was held on May 15, 2002. Of the 2,732,765 shares entitled to vote at the meeting, 2,129,771 voted. The following matters were voted on at the meeting.

Proposal 1: To elect four members of the Board of Directors for a three-year term as Class II directors until the Annual Meeting of Shareholders in 2005. Votes for each nominee were as follows:

                            Name                                   For                      Withheld
                    ------------------                          ---------                   --------
                    Daniel B. Berry                             2,098,561                    31,210
                    Jimmie Dixon, Jr.                           2,098,211                    31,560
                    Russell E. Twiford                          2,098,511                    31,260
                    Richard W. Whiting                          2,098,411                    31,360

            The following directors continue in office after the meeting:
            William Brumsey, III, Percy C. Burns, III, James H. Ferebee, Jr., Robert W. Luther, III, Frances M. Norrell, William C. Owens, Jr., Frank T. Williams, Jerry T. Womack

Proposal 2: To approve an amendment to the Company's Articles of Incorporation increasing from 5,000,000 to 10,000,000 the number of authorized common shares.

                                For                           Against                    Withheld
                             ---------                        -------                    --------
                             2,058,261                        64,810                       6,700

Proposal 3: To approve an amendment to the 1999 Incentive Stock Option Plan of the Company adding an aggregate of 110,097 shares of common stock to the Plan.

                                For                           Against                    Withheld
                             ---------                        -------                    --------
                             1,987,356                        134,910                      7,505

Proposal 4: To ratify the appointment of Dixon Odom PLLC as the Company's independent accountants for the year ending December 31, 2002.

                                For                           Against                    Withheld
                             ---------                        -------                    --------
                             2,090,261                        31,260                       8,250

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits.

                 None

            (b)  Reports on Form 8-K.

                 One report on Form 8-K was filed by the Company during the quarter ended June 30, 2002. That Form 8-K dated May 15, 2002, was filed to report the eleven-for-ten stock split discussed in
                 Note 8 to the accompanying consolidated financial statements and the results of matters voted upon at the stockholders meeting held on May 15, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          GATEWAY FINANCIAL HOLDINGS, INC.



Date:  August 12, 2002                By: /s/ D. Ben Berry
                                          --------------------------------------
                                          D. Ben Berry
                                          President and Chief Executive Officer



Date:  August 12, 2002                By: /s/ Mark A. Holmes
                                          --------------------------------------
                                          Mark A. Holmes
                                          Executive Vice President and
                                          Chief Financial Officer


                                  CERTIFICATION

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by Gateway Financial Holdings, Inc. (the "Issuer") for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

                                          GATEWAY FINANCIAL HOLDINGS, INC.


Date:  August 12, 2002                By: /s/ D. Ben Berry
                                          --------------------------------------
                                          D. Ben Berry
                                          President and Chief Executive Officer



Date:  August 12, 2002                By: /s/ Mark A. Holmes
                                          --------------------------------------
                                          Mark A. Holmes
                                          Executive Vice President and
                                          Chief Financial Officer