Form 10QSB
period 2002-09-30
GATEWAY FINANCIAL HOLDINGS INC
filed 2002-11-12
CIK 1156953

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

[   ] Transition Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 000-33223

GATEWAY FINANCIAL HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-2040581

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1145 NORTH ROAD STREET, ELIZABETH CITY, NORTH CAROLINA 27909

(Address of principal executive office)

(252) 334-1511

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of November 6, 2002, 3,006,007 shares of the issuer’s common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 23 pages.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets September 30, 2002 and December 31, 2001	3

	Consolidated Statements of Operations Three Months and Nine Months Ended September 30, 2002 and 2001	4

	Consolidated Statement of Stockholders’ Equity Nine Months Ended September 30, 2002	5

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2002 and 2001	6

	Notes to Consolidated Financial Statements	7

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 -	Controls and Procedures	19

Part II.	OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	20

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31,
	(Unaudited)	2001*

	(Amounts in thousands,
	except share data)
Assets

Cash and due from banks	$4,710	$4,739

Interest-earning deposits in other banks	2,935	7,900

Investment securities available for sale, at fair value (Note 2)	45,735	31,226

Loans (Note 3)	143,560	107,240

Allowance for loan losses (Note 3)	(1,639)	(1,435)

Net Loans	141,921	105,805

Accrued interest receivable	1,173	766

Stock in Federal Reserve Bank, at cost	467	467

Stock in Federal Home Loan Bank, at cost	1,430	915

Foreclosed real estate	230	230

Bank premises and equipment (Note 4)	9,449	5,793

Other assets	3,110	2,991

Total Assets	$211,160	$160,832

Liabilities And Stockholders’ Equity

Liabilities:

Deposits:

Demand	$18,195	$11,904

Savings, money market and NOW	32,683	20,489

Time over $100,000	41,087	34,151

Other time	66,216	49,173

Total Deposits	158,181	115,717

Advances from Federal Home Loan Bank (Note 5)	28,400	18,300

Federal funds purchased (Note 5)	—	3,000

Accrued expenses and other liabilities	791	817

Total Liabilities	187,372	137,834

Stockholders’ Equity

Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—

Common stock, no par value, 10,000,000 shares authorized; 3,006,007 and 2,732,765 shares issued and outstanding	24,788	24,788

Accumulated deficit	(1,502)	(1,929)

Accumulated other comprehensive income	502	139

Total Stockholders’ Equity	23,788	22,998

Commitments (Notes 3 and 4)

Total Liabilities and Stockholders’ Equity	$211,160	$160,832

* Derived from audited financial statements

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Amounts in thousands, except share and per share data)
Interest Income

Loans	$2,136	$1,855	$5,844	$5,512

Investment securities held to maturity	551	420	1,537	1,221

Other	21	82	57	178

Total Interest Income	2,708	2,357	7,438	6,911

Interest Expense

Money market, NOW and savings deposits	86	96	208	333

Time deposits	887	1,006	2,529	3,105

Borrowings	278	173	787	452

Total Interest Expense	1,251	1,275	3,524	3,890

Net Interest Income	1,457	1,082	3,914	3,021

Provision for Loan Losses (Note 3)	155	105	355	365

Net Interest Income After Provision for Loan Losses	1,302	977	3,559	2,656

Non-Interest Income (Note 6)	726	535	1,940	1,796

Non-Interest Expense

Salaries and employee benefits	1,083	798	3,006	2,313

Occupancy and equipment	255	214	676	577

Other (Note 6)	510	350	1,390	1,144

Total Non-Interest Expense	1,848	1,362	5,072	4,034

Income Before Income Taxes	180	150	427	418

Income Tax Expense	—	—	—	—

Net Income	$180	$150	$427	$418

Net Income Per Share

Basic	$.06	$.05	$.14	$.19

Diluted	.06	.05	.14	.19

Weighted Average Shares Outstanding

Basic	3,006,007	2,994,100	3,006,007	2,199,838

Diluted	3,006,007	2,994,100	3,023,369	2,199,838

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common Stock			Other	Total
			Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Deficit	Income	Equity

	(Amounts in thousands, except share data)
Balance at December 31, 2001	2,732,765	$24,788	$(1,929)	$139	$22,998

Shares issued in 11-for-10 stock split effected as a 10% stock dividend	273,242	—	—	—	—

Comprehensive income:

Net income	—	—	427	—	427

Other comprehensive income

Net increase in fair value of securities available for sale, net of tax	—	—	—	363	363

Total comprehensive income					790

Balance at September 30, 2002	3,006,007	$24,788	$(1,502)	$502	$23,788

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

	(Amounts in thousands)
Cash Flows from Operating Activities

Net income	$427	$418

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	412	268

Provision for loan losses	355	365

Gain on sale of assets	(167)	(111)

Loss on disposal of foreclosed real estate	37	—

Changes in assets and liabilities:

Increase in accrued interest receivable	(407)	(117)

Increase in other assets	(224)	(115)

Increase (decrease) in accrued expenses and other liabilities	(155)	334

Net Cash Provided by Operating Activities	278	1,042

Cash Flows from Investing Activities

(Increase) decrease in interest-earning deposits with banks	4,965	(1,216)

Purchases of available-for-sale investment securities	(31,451)	(20,345)

Maturities, sales and calls of available-for-sale investments	17,519	14,593

Net increase in loans	(36,701)	(27,400)

Purchases of bank premises and equipment	(3,881)	(630)

Purchase of FRB stock	—	(467)

Purchase of FHLB stock	(515)	(350)

Proceeds from sale of foreclosed real estate	193	—

Cash paid in subsidiary acquisition	—	(600)

Net Cash Used by Investing Activities	(49,871)	(36,415)

Cash Flows from Financing Activities

Net increase in deposits	42,464	16,323

Net increase (decrease) in federal funds purchased	(3,000)	6,800

Net increase FHLB advances	10,100	5,001

Net repayment on other borrowings	—	(93)

Proceeds from issuance of common stock	—	9,209

Net Cash Provided by Financing Activities	49,564	37,240

Net Increase (Decrease) in Cash and Due From Banks	(29)	1,867

Cash and Due from Banks, Beginning	4,739	1,053

Cash and Due from Banks, Ending	$4,710	$2,920

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Gateway Bank & Trust Co. (the “Bank”) was incorporated November 24, 1998 and began banking operations on December 1, 1998. Effective October 1, 2001, the Bank became a wholly-owned subsidiary of Gateway Financial Holdings, Inc., a newly formed financial holding company whose principal business activity consists of the ownership of the Bank. Gateway Financial Holdings, Inc., the Bank and the Bank’s wholly-owned subsidiaries are collectively referred to herein as the “Company.”

The Bank is engaged in general commercial and retail banking in Northeastern North Carolina, principally Pasquotank, Camden and Washington Counties, and in the Tidewater area of Southeastern Virginia, operating under state banking laws and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities. The Bank has two wholly-owned subsidiaries, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency with offices in Edenton, Hertford, Elizabeth City, Plymouth and Kitty Hawk, North Carolina.

All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of the Company, the accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Note 2 – Investment Securities

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting market value of securities at the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(Amounts in thousands)
September 30, 2002

Securities available for sale:

U.S. Government and agencies	$25,127	$343	$—	$25,470

Corporate debt securities	906	29	5	930

Mortgage-backed securities	18,985	352	2	19,335

	$45,018	$724	$7	$45,735

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 2 – Investment Securities (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(Amounts in thousands)
December 31, 2001

Securities available for sale:

U.S. Government and agencies	$16,807	$93	$64	$16,836

Corporate debt securities	377	—	2	375

Mortgage-backed securities	13,844	171	—	14,015

	$31,028	$264	$66	$31,226

Note 3 – Loans

Following is a summary of loans at each of the balance sheet dates presented:

	September 30,		December 31,
	2002		2001

		Percent		Percent
	Amount	of Total	Amount	of Total

	(Amounts in thousands)
Commercial	$75,177	52.4%	$61,364	57.2%

Real estate – construction	14,357	10.0%	10,050	9.4%

Real estate – commercial mortgage	28,934	20.1%	15,401	14.3%

Real estate – 1-4 family mortgage	5,637	3.9%	7,074	6.6%

Consumer	11,605	8.1%	7,692	7.2%

Home equity lines of credit	7,850	5.5%	5,659	5.3%

Subtotal	143,560	100.0%	107,240	100.0%

Less: Allowance for loan losses	(1,639)		(1,435)

Net loans	$141,921		$105,805

Loan commitments at September, 2002 include commitments to extend credit of $14.7 million and amounts available under home equity credit lines, other credit lines and standby letters of credit of $5.7 million, $9.5 million and $497,000, respectively.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3 – Loans (Continued)

An analysis of the allowance for loan losses for the nine months ended September 30, 2002 and 2001 follows:

	2002	2001

	(Amounts in thousands)
Balance at beginning of period	$1,435	$1,028

Provision charged to operations	355	365

Charge-offs	151	29

Recoveries	—	(4)

Net charge-offs	151	25

Balance at end of period	$1,639	$1,368

Note 4 – Commitments to Acquire Property and Equipment

The Company has committed to construct a full service branch facility in Chesapeake, Virginia at an expected total cost of approximately $1.9 million, respectively. Costs incurred through September 30, 2002 total $1.5 million for the Chesapeake branch. The Company has an option to purchase the land on which its permanent headquarters are affixed at the end of the twenty-year lease term for a cost of $300,000.

Note 5 – Borrowings

Advances from the Federal Home Loan Bank of Atlanta consisted of the following:

	Interest	September 30,	December 31,
Maturity	Rate	2002	2001

		(Amounts in thousands)
January 24, 2012	3.88%	$5,500	$—

March 17, 2010	5.71%	1,500	1,500

November 10, 2010	5.43%	5,000	5,000

February 27, 2006	5.45%	1,400	1,800

February 20, 2003	Variable	5,000	—

December 26, 2002	4.30%	5,000	5,000

November 6, 2002	2.43%	5,000	5,000

		$28,400	$18,300

Pursuant to collateral agreements with the Federal Home Loan Bank, at September 30, 2002 advances are secured by loans and investment securities with a carrying amount of $29.9 million, which approximates market value. The Company has a maximum borrowing availability from FHLB equal to 30% of total assets.

The Company may purchase federal funds through an unsecured federal funds line of credit of $20.5 million. This line is intended for short-term borrowings and is subject to restrictions limiting the frequency and term of advances. This line of credit is payable on demand and bears interest based upon the daily federal funds rate. The Company had no borrowings outstanding on this line of credit as of September 30, 2002.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6 – Non-Interest Income and Other Non-Interest Expense

The major components of non-interest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Amounts in thousands)
Service charges on deposit accounts	$157	$93	$410	$272

Other service fee income	104	71	242	226

Insurance operations	323	331	954	968

Brokerage operations	37	25	157	217

Gain on sale of investments	88	14	167	111

Loss on foreclosed real estate	—	—	(37)	—

Other	17	1	47	2

	$726	$535	$1,940	$1,796

The major components of other non-interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Amounts in thousands)
Postage, printing and office supplies	$41	$32	$134	$112

Advertising and promotion	46	16	86	43

Data processing and other outsourced services	135	92	366	283

Professional services	37	64	126	131

Other	251	146	678	575

	$510	$350	$1,390	$1,144

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 – Comprehensive Income

A summary of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Amounts in thousands)
Net income	$180	$150	$427	$418

Other comprehensive income:

Net increase (decrease) in the fair value of investment securities available for sale, net of tax	213	200	363	173

Total comprehensive income	$393	$350	$790	$591

Note 8 – Per Share Results

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

The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Weighted average outstanding shares used for basic EPS	3,006,007	2,994,100	3,006,007	2,199,838

Plus incremental shares from assumed exercise of:

Stock options	—	—	17,362	—

Warrants	—	—	—	—

Weighted average outstanding shares used for diluted EPS	3,006,007	2,994,100	3,023,369	2,199,838

No adjustments were required to be made to net income in the computation of diluted earnings per share.

On May 14, 2002, the Company’s Board of Directors declared an 11-for-10 stock split to be effected in the form of a 10% stock dividend, which was distributed June 5, 2002 to shareholders of record on May 22, 2002. All references to per share results and weighted average shares outstanding have been adjusted to reflect the effects of this stock split.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 9 – Business Segment Reporting

In addition to its banking operations, the Company has two other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency. Set forth below is certain financial information for each segment and in total:

	Total	Banking	Brokerage	Insurance

	(Amounts in thousands)
Total Assets At September 30, 2002	$211,160	$209,950	$11	$1,099

Three Months Ended September 30, 2002

Net interest income	$1,457	$1,457	$—	$—

Non-interest income	726	411	37	278

Total income	$2,183	$1,868	$37	$278

Net income (loss)	$180	$173	$(9)	$16

Three Months Ended September 30, 2001

Net interest income	$1,082	$1,082	$—	$—

Non-interest income	535	179	25	331

Total income	$1,617	$1,261	$25	$331

Net income (loss)	$150	$154	$(3)	$(1)

Nine Months Ended September 30, 2002

Net interest income	$3,914	$3,914	$—	$—

Non-interest income	1,939	828	157	954

Total income	$5,853	$4,742	$157	$954

Net income (loss)	$426	$418	$(26)	$34

Nine Months Ended September 30, 2001

Net interest income	$3,021	$3,021	$—	$—

Non-interest income	1,796	611	217	968

Total income	$4,817	$3,632	$217	$968

Net income (loss)	$418	$416	$(3)	$5

Note 10 – New Accounting Standards

In October 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS 147). This statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions, which constitute a business, be accounted for in accordance with SFAS No. 141 and SFAS No. 142. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10 – New Accounting Standards (Continued)

SFAS 147 also clarifies that an acquisition that does not meet the definition of a business combination because the transferred net assets and activities do not constitute a business is an acquisition of net assets. Those acquisitions should be accounted for in the same manner as any other net asset acquisition and do not give rise to Goodwill.

SFAS 147 is effective for acquisitions on or after October 1, 2002 with mandatory implementation effective January 1, 2002 for existing intangibles. The Company has concluded that its acquisition in 2000 of branch offices in Plymouth, North Carolina and Roper, North Carolina falls within the scope of SFAS 147. As of December 31, 2001, the unamortized amount of unidentifiable intangible assets (i.e. excess premium SFAS 72) was $1.3 million. During the fourth quarter, this intangible asset will be reclassified retroactively to January 1, 2002 to goodwill and no longer be amortized but subject to annual impairment testing. The amortization expense on this intangible asset recorded for the nine months ended September 30, 2002 was $42,000. This expense will be reversed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition at September 30, 2002 and December 31, 2001

The Company continued its pattern of strong growth during the first nine months of 2002, with total assets increasing by $50.3 million, or 47.1%, to $211.2 million at September 30. This growth was principally reflected in increased loans and investment securities available for sale. Total loans increased by $36.4 million, or 33.9%, from $107.2 million at December 31, 2001 to $143.6 million at September 30, 2002. Investment securities available for sale increased by $14.5 million, or 46.5%, from $31.2 million to $45.7 million. The Company has maintained liquidity at what it believes to be an appropriate level, as liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, increased in the aggregate to $53.4 million, or 25.3% of total assets, at September 30, 2002. The Company’s net investment in premises and equipment increased by $3.7 million as a result of growth and expansion and costs incurred in development of the new full service branches in Chesapeake, Virginia and Kitty Hawk, North Carolina. The Kitty Hawk branch opened on September 9, 2002 and the Chesapeake branch is expected to open in November 2002.

Funding for the growth in assets and loans was provided by increases of $42.5 million and $7.1 million, respectively, in deposit accounts and total borrowings. Total deposit accounts increased 36.7%, from $115.7 million at December 31, 2001 to $158.2 million at September 30, 2002. Non-interest-bearing demand accounts increased by $6.3 million, or 52.9%, from $11.9 million at the beginning of the period to $18.2 million at the end of the period. Savings, money market and NOW accounts also increased by more than half, to $32.7 million, with the total increase of $12.2 million representing 59.5% of the $20.5 million balance at December 31, 2001. Consistent with the Company’s objectives to reduce reliance on time deposits, demand, savings, money market and NOW accounts of $50.9 million at September 30, 2002 represent 32.2% of total deposits at that date, up from $32.4 million or 28.0% of total deposits at December 31, 2001. Time deposits totaled $107.3 million at September 30, 2002 as compared to $83.3 million at December 31, 2001. Large denomination time deposits of more than $100,000 were $41.1 million, or 26.0% of total deposits at September 30, 2002 as compared with $34.2 million, or 29.5% of total deposits at December 31, 2001. The Company continues to use brokered deposits to fund growth, with such deposits increasing from $15.5 million to $26.5 million during the nine months, comprising 24.7% of total time deposits, at September 30, 2002. Advances from the Federal Home Loan Bank of Atlanta increased from $18.3 million to $28.4 million during the nine months, while federal funds purchased of $3.0 million outstanding at the beginning were repaid during the nine months ended September 30, 2002.

Total stockholders’ equity increased by $790,000, as net income for the current nine months of $427,000 was supplemented by an increase of $363,000 in accumulated other comprehensive income resulting from unrealized securities gains. Stockholders’ equity totaled $23.8 million September 30, 2002. Its capital ratios continue to place the Bank well in excess of the minimums required to be deemed well-capitalized by regulatory measures.

Asset Quality

The table sets forth, for the period indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	September 30,	December 31,
	2002	2001

	(Amounts in thousands)
Nonaccrual loans	$1,335	$—

Restructured loans	—	—

Total nonperforming loans	1,335	—

Real estate owned	230	230

Total nonperforming assets	$1,565	$230

Accruing loans past due 90 days or more	$—	$—

Allowance for loan losses	1,639	1,435

Nonperforming loans to period end loans	.93%	—

Allowance for loan losses to period end loans	1.14%	1.35%

Nonperforming assets to total assets	.74%	.14%

Nonaccrual loans increased to $1.3 million as of September 30, 2002 and consist primarily of loans outstanding to one borrower in the principal amount of $1.3 million. These loans are cross collateralized and are secured by real estate at an aggregate loan to value ratio of approximately 60%. The borrower, as a result of cash flow problems, has filed for protection under Chapter 11 of the bankruptcy code, during which time the Company is not receiving regular interest payments. Accordingly, Management has placed these loans in nonaccrual status. Management does not anticipate that the Company will incur any significant loss on these loans.

Comparison of Results of Operations for the Three Months Ended September 30, 2002 and 2001

Overview. The Company reported net income of $180,000 or $.06 per share for the quarter ended September 30, 2002, as compared with net income of $150,000 or $.05 per share for the quarter ended September 30, 2001, an increase of $30,000 in net income and $.01 in net income per share. The Company’s primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing profitability in the near term. The Bank opened one new branch in a leased facility in Edenton, North Carolina, on January 2, 2002 and another in a newly-constructed owned facility in Kitty Hawk, North Carolina, on September 9, 2002, increasing to six the number of full service banking branches. In addition, the Company plans to open in November 2002 another new branch in an owned facility that is currently under construction in Chesapeake, Virginia. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2002. In addition, the significant downward trend in interest rates from period to period has had a negative impact on the Company’s interest rate spread and net interest margin, limiting the increase in net interest income below the levels that would be expected in a more stable interest rate environment. In addition, in order to generate growth, the Company has offered attractive deposit and loan rates, further impacting the interest rate spread and margin in the current quarter as compared with the third quarter of 2001.

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

Net interest income increased to $1.5 million for the three months ended September 30, 2002, a $375,000 or 34.7% increase from the $1.1 million earned in the third quarter of 2001. Total interest income benefited from strong growth in the level of average earning assets, which offset both the lower asset yields caused by the decline in market interest rates from period to period and the effects of customer-favorable pricing of both loan and deposit products during the current quarter. Average total interest-earning assets increased $54.3 million, or 41.3%, for the third quarter of 2002 as compared to 2001, while the average yield dropped by 133 basis points from 7.11% to 5.78%. Average total interest-bearing liabilities increased by $54.3 million, or 49.6%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 160 basis points from 4.63% to 3.03%, resulting in a 27 basis point increase in the interest rate spread for the current quarter as compared with the third quarter of 2001. This is the first quarter in 2002 for which the Company’s interest rate spread has increased in comparison to the same quarter in 2001. Because of the higher leveraging of capital during the current quarter, however, the Company’s interest rate margin decreased. For the three months ended September 30, 2002, the net interest rate spread was 2.75% and the net interest margin was 3.11%. For the three months ended September 30, 2001, the net interest rate spread was 2.48 % and the net interest margin was 3.26%.

Provision for Loan Losses. The Company recorded a $155,000 provision for loan losses in the third quarter of 2002, representing an increase of $50,000 from the $105,000 provision made in the third quarter of 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In the second quarters of both 2002 and 2001, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $12.4 million in the current quarter and by $8.9 million in the third quarter of 2001. At September 30, the allowance for loan losses was $1.6 million for 2002 and $1.4 million for 2001, representing 1.14% and 1.33%, respectively, of loans outstanding. Other than the increase in nonaccrual loans discussed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.

Non-Interest Income. Non-interest income totaled $726,000 for the three months ended September 30, 2002 as compared with $535,000 for the three months ended September 30, 2001, an increase of $191,000. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance and brokerage networking operations. The principal reasons for the increase in total non-interest income for the current quarter were increases of $64,000 and $74,000, respectively in services fees and charges and gains realized from the sale of available for sale investments. The increase in service fees and charges resulted principally from the Company’s growth from period to period.

Non-Interest Expenses. Non-interest expenses totaled $1.8 million for the three months ended September 30, 2002, an increase of $486,000 over the $1.4 million reported for the third quarter of 2001. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with the opening of new branches on September 9, 2002 and January 2, 2002, and in August of 2001, increasing the number of full service banking locations to six. Five branches were fully operational throughout the current quarter, while three branches were operational throughout the third quarter of 2001. In addition, during the quarter the Company has incurred personnel and other costs in anticipation of opening the new Chesapeake, Virginia branch in November 2002. For the quarter, personnel costs increased by $285,000, or 35.7%, while the costs of occupancy and equipment increased by $41,000, or 19.2%. Other non-interest expenses increased by $160,000, or 45.7%. In comparison, total assets averaged $203.9 million for the current quarter, an increase of 42.0% over average total assets of $143.6 million for the third quarter of 2001.

Provision for Income Taxes. The Company had no income tax expense for the three months ended September 30, 2002 and 2001 due to the recognition of deferred tax assets generated before the Company became profitable.

Comparison of Results of Operations for the Nine Months Ended September 30, 2002 and 2001

Overview. The Company reported net income of $427,000 or $.14 per share for the nine months ended September 30, 2002, as compared with net income of $418,000 or $.19 per share for the nine months ended September 30, 2001, an increase of $9,000 in net income but a decrease of $.05 in net income per share. The Company’s primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing profitability in the near term. The Bank opened one new branch in a leased facility in Edenton, North Carolina, on January 2, 2002 and another in a newly-constructed owned facility in Kitty Hawk, North Carolina, on September 9, 2002, increasing to seven the number of full service banking branches. In addition, the Company plans to open in November 2002 another new branch in an owned facility that is currently under construction in Chesapeake, Virginia. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2002. In addition, the significant downward trend in interest rates from period to period has had a negative impact on the Company’s interest rate spread and net interest margin, limiting the increase in net interest income below the levels that would be expected in a more stable interest rate environment. In addition, in order to generate growth, the Company has offered attractive deposit and loan rates, further impacting the interest rate spread and margin in the current period as compared with the first nine months of 2001. The decrease in income per share also results from the effect of shares issued in the Company’s public stock offering during the second half of 2001.

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

Net interest income increased to $3.9 million for the nine months ended September 30, 2002, a $893,000 or 29.6% increase from the $3.0 million earned in first nine months of 2001. Total interest income benefited from strong growth in the level of average earning assets, which offset both the lower asset yields caused by the dramatic decline in market interest rates from period to period and the effects of customer-favorable pricing of both loan and deposit products during the current nine months. Average total interest-earning assets increased $51.0 million, or 43.7%, for the first nine months of 2002 as compared to 2001, while the average yield dropped by 198 basis points from 7.91% to 5.93%. Average total interest-bearing liabilities increased by $44.3 million, consistent with the increase in interest-earning assets. However, for the reasons set forth above, the average cost of interest-bearing liabilities decreased by only 188 basis points from 5.10% to 3.22%, resulting in the compression in interest margins described above. For the nine months ended September 30, 2002, the net interest rate spread was 2.70% and the net interest margin was 3.12%. For the nine months ended September 30, 2001, the net interest rate spread was 2.81% and the net interest margin was 3.46%.

Provision for Loan Losses. The Company recorded a $355,000 provision for loan losses in the first nine months of 2002, representing a decrease of $10,000 from the $365,000 provision made in the first nine months of 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In the first nine months of both 2002 and 2001, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $36.3 million in the current nine months and by $27.0 million in the first nine months of 2001. At September 30, the allowance for loan losses was $1.6 million for 2002 and $1.4 million for 2001, representing 1.14% and 1.33%, respectively, of loans outstanding. Other than the increase in nonaccrual loans discussed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.

Non-Interest Income. Non-interest income totaled $1.9 million for the nine months ended September 30, 2002 as compared with $1.8 million for the nine months ended September 30, 2001, an increase of $144,000. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance and brokerage networking operations. During the current nine months, the Company experienced a $60,000 decrease in income from brokerage operations that resulted from a lower level of trading volume in response to the downward trends in the securities markets. This decrease in income from brokerage operations was more than offset by an increase of $138,000 in service charges on deposit accounts that resulted principally from deposit growth, and by increases of $56,000 and $45,000, respectively, in gains realized from sales of available for sale securities and miscellaneous income during the first nine months of 2002. The Company also incurred a loss of $37,000 from the disposal of foreclosed real estate during the nine months ended September 30, 2002.

Non-Interest Expenses. Non-interest expenses totaled $5.1 million for the nine months ended September 30, 2002, an increase of $1.1 million over the $4.0 million reported for the first nine months of 2001. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current nine months associated with the opening of a new branches on January 2, 2002 and September 9, 2002, and in August of 2001, increasing the number of full service banking locations to six. Five of the six branches were fully operational throughout the current nine months, while only three of the five were operational throughout the first nine months of 2001. In addition, during the current nine months the Company has incurred personnel and other costs in anticipation of opening the new Chesapeake, Virginia branch in November 2002. For the nine months, personnel costs increased by $693,000, or 30.0%, while the costs of occupancy and equipment increased by $99,000, or 17.2%. Other non-interest expenses increased by $246,000, or 21.5%. In comparison, total assets averaged $184.0 million for the current nine months, an increase of 43.5% over average total assets of $128.2 million for the first nine months of 2001.

Provision for Income Taxes. The Company had no income tax expense for the nine months ended September 30, 2002 and 2001 due to the recognition of deferred tax assets generated before the Company became profitable.

Liquidity and Capital Resources

The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at September 30, 2002, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $63.3 million, with $28.4 million outstanding at that date, and a federal funds line of credit with another financial institution in the amount of $20.5 million, with no borrowings outstanding at that date.

Total deposits were $158.2 million and $115.7 million at September 30, 2002 and December 31, 2001, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At September 30, 2002 and December 31, 2001, time deposits represented 67.8% and 72.0%, respectively, of the Company’s total deposits. Certificates of deposit of $100,000 or more represented 26.0% and 29.5%, respectively, of the Bank’s total deposits at September 30, 2002 and December 31, 2001. At September 30, 2002, the Company had $15.6 million in time deposits from eight public units and $26.5 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, corporate securities and mortgage-backed securities.

At September 30, 2002 and December 31, 2001, the Company’s tangible equity to asset ratio was 10.3% and 13.0%, respectively. All capital ratios place the Bank well in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures.

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC Filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.

Date: November 11, 2002	By:	/s/ D. Ben Berry

D. Ben Berry President and Chief Executive Officer

Date: November 11, 2002	By:	/s/ Mark A. Holmes

Mark A. Holmes Executive Vice President and Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, D. Ben Berry, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of Gateway Financial Holdings, Inc., a North Carolina bank (the “registrant”);

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	By:	/s/ D. Ben Berry D. Ben Berry President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Mark A. Holmes, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of Gateway Financial Holdings, Inc., a North Carolina bank (the “registrant”);

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	By:	/s/ Mark A. Holmes Mark A. Holmes Executive Vice President and Chief Financial Officer