Form 10KSB
period 2002-12-31
GATEWAY FINANCIAL HOLDINGS INC
filed 2003-03-28
CIK 1156953

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
      [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

   [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

           For the transition period from ____________ to ____________

                        Commission file number 000-33223

                        GATEWAY FINANCIAL HOLDINGS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

NORTH CAROLINA                                                        56-2040581
--------------------------------------------------------------------------------
(State of incorporation)                       (IRS Employer Identification No.)

1145 NORTH ROAD STREET, ELIZABETH CITY, NORTH CAROLINA                     27909
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

                                 (252) 334-1511
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $13.1 million.

The aggregate market value of the registrant's Common Stock at March 11, 2003, held by those persons deemed by the registrant to be non-affiliates, was approximately $21.9 million.

As of March 11, 2003, (the most recent practicable date), the registrant had outstanding 3,006,007 shares of common stock, no par value per share.

                          FORM 10-KSB TABLE OF CONTENTS


Index                                                                                                          PAGE
-----                                                                                                          ----

PART I

        Item 1.    Description of Business..................................................................      3
        Item 2.    Properties...............................................................................     11
        Item 3.    Legal Proceedings........................................................................     11
        Item 4.    Submission of Matters to a Vote of Security Holders......................................     11

PART II

        Item 5.    Market for Common Equity and Related Stockholder Matters.................................     12
        Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations....     13
        Item 7.    Financial Statements.....................................................................     34
        Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....     62

PART III

        Item 9.    Directors and Executive Officers of the Registrant; Compliance with Section 16(a)........     62
        Item 10.   Executive Compensation...................................................................     62
        Item 11.   Securities Ownership of Certain Beneficial Owners and Management.........................     62
        Item 12.   Certain Relationships and Related Transactions...........................................     62
        Item 13.   Exhibits and Reports on Form 8-K.........................................................     63
        Item 14.   Controls and Procedures..................................................................     63

                                     PART I

                        ITEM 1. - DESCRIPTION OF BUSINESS

GENERAL

Gateway Financial Holdings, Inc. (the "Company") is a one-bank holding company incorporated under the laws of North Carolina to serve as the holding company for Gateway Bank & Trust Co. (the "Bank"). The Company is registered with the Federal Reserve System as a financial holding company. Gateway Financial Holdings, Inc. acquired all of the outstanding capital stock of the Bank on October 1, 2001. Gateway Bank & Trust Co. was incorporated on November 24, 1998, and commenced operations on December 1, 1998, as a North Carolina chartered commercial bank with its deposits insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Reserve System. The primary purpose of the Bank is to serve the banking needs of individuals and businesses in Northeastern North Carolina and Tidewater Virginia, with all decisions and product offerings to be in the best interests of its customers while providing an acceptable return for the shareholders of the Company. The Company's slogan is "High tech . . . High touch." The Company uses technology combined with personalized attention to provide customers with better service. The Company offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage, and personal loans; safe deposit boxes; and other associated services. In addition to the principal banking office in Elizabeth City, North Carolina, the Company has three additional full service branch offices, one each in Plymouth and Roper, North Carolina, and in Virginia Beach, Virginia. The Bank also has two wholly-owned subsidiaries. Gateway Insurance Services, Inc., an insurance agency with offices in Edenton, Hertford, Elizabeth City, Plymouth and Kitty Hawk, North Carolina, sells insurance products to businesses and individuals. Gateway Investment Services, Inc. assists bank customers in their securities brokerage activities through an unaffiliated broker-dealer. Through this arrangement Gateway Investment Services earns revenues through commission sharing from the unaffiliated broker-dealer. Certain Gateway Investment Services employees are also employees of the unaffiliated broker-dealer.

MARKET AREA

The Company's market area is the northeastern coastal region of North Carolina and the Hampton Roads metropolitan statistical area ("MSA") of Virginia. The Bank's main office is located in Elizabeth City, North Carolina, in Pasquotank County, the largest municipality in the northeastern coastal region of North Carolina with a population of over 17,200. Within the ten mile radius of the main office site of the Bank is a population of over 37,000 with an average household income of over $41,000. The Bank also has offices in Edenton (Chowan County), Kitty Hawk (Dare County), Plymouth and Roper (Washington County) in northeastern North Carolina. The Edenton office opened in January 2002 and Kitty Hawk opened in September 2002. The areas served by the North Carolina offices had a 2000 population of over 129,556. Median family income in 2000 for the North Carolina counties served by the Bank ranged from $28,800 to $42,400. Retail sales for these counties were estimated at $768.1 million. Approximately 97.2% of the work force is employed in nonagricultural wage and salary positions. Government employed 24% of the labor. The major non-governmental employment sectors were trade (21%), service (22%), manufacturing (17%), and construction (5%).

The Hampton Roads MSA, which includes Norfolk, Virginia Beach and Chesapeake, is the second largest urban concentration in the southern United States, and the 27th largest in the country, with an estimated population of over 1.5 million. The Port of Virginia, actually four general cargo terminals, is the largest intermodal facility on the East Coast of the United States. The Norfolk Naval Base is the world's largest naval base and Hampton Roads is home to seven of the nation's 60 largest stateside military facilities. Hampton Roads' total personal income in 1998 was estimated at $36.9 billion and estimated gross retail sales in the MSA exceeded $13.3 billion. The MSA had a labor force of over 721,000. Non-farm payroll jobs were estimated to be 691,000 in 2000.

The Bank has two offices in Chesapeake (opened in November 2002 and January
2003), which had a 2000 estimated population of 199,184, and one office in Virginia Beach, which had a 2000 estimated population of 425,257. In 2000, the median household income in Chesapeake was over $50,700 and the median household income in Virginia Beach exceeded $48,700. The major employment sectors were management and professional (35%), sales (29%), services (14%), and construction (11%).

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

COMPETITION

The Bank, the operating subsidiary of the Company, faces considerable competition in its market areas. As of June 2002, there were 12 branches in Pasquotank County, North Carolina operated by seven commercial banks, including the Bank, and one savings institution. As of that date, approximately $575 million in deposits were located in Pasquotank County, and deposits of the Bank on that date totaled $94.4 million. As of June 2002, there were six branches in Washington County operated by five commercial banks, including the Bank, with approximately $119 million in deposits. Deposits of the Bank on that date totaled $19.7 million. As of June 2002, there were eight branches in Chowan County, including the Bank, operated by six commercial banks with approximately $151 million in deposits. Deposits of the Bank on that date totaled $3.1 million. As of June 2002, there were 19 branches in Dare County operated by seven commercial banks and one savings institution with approximately $651 million in deposits. As of June 2002, there were 52 branches in Chesapeake, Virginia operated by 14 commercial banks with approximately $1.3 billion in deposits. As of June 2002, there were 100 branches in Virginia Beach operated by 14 commercial banks, including the Bank, and three savings institutions with approximately $3.6 billion in deposits. Deposits of the Bank on that date totaled $22.7 million. Almost 53% of the deposits in the Virginia Beach market were controlled by the top three bank holding companies. Therefore, in its market area, the Bank has significant competition for deposits and loans from other depository institutions. Many of the Bank's competitors have substantially greater resources, broader geographic markets, and higher lending limits than the Bank and offer certain services which the Bank does not provide. Additionally, with the elimination of restrictions on interstate banking, the Bank may be required to compete with out-of-state financial institutions that are not presently in its market area. The Bank also competes with credit unions, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank, in attracting deposits and making loans.

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

Other Financial Services.

The Company, through its subsidiary, Gateway Investment Services, Inc., uses a networking arrangement to make available securities brokerage products to its customers. Commercial and personal insurance products are offered through the Bank's insurance subsidiary, Gateway Insurance Services, Inc.

EMPLOYEES

The Company had 96 full-time equivalent employees at December 31, 2002. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2002, GFH's Tier 1 leverage capital ratio and total capital were 9.71% and 10.50%, respectively.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2002, the Federal Reserve had not advised GFH of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.

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

Branch Banking. All banks located in North Carolina are authorized to branch statewide. Accordingly, a bank located anywhere in North Carolina has the ability, subject to regulatory approval, to establish branch facilities near any of our facilities and within our market area. If other banks were to establish branch facilities near our facilities, it is uncertain whether these branch facilities would have a material adverse effect on our business.

Federal law provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. Applicable North Carolina statutes permit regulatory authorities to approve de novo branching in North Carolina by institutions located in states that would permit North Carolina institutions to branch on a de novo basis into those states. Federal regulations prohibit an out-of-state bank from using interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to insure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the host state communities served by the out-of-state bank.

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the bank must maintain average daily reserves against its transaction accounts. No reserves are required to be maintained on the first $5.7 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $5.7 million and $41.8 million, and reserves equal to 10.0% plus $1.2 million must be maintained on aggregate balances in excess of $41.8 million. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 2002, the bank met its reserve requirements.

Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by regulations of the federal bank regulatory agencies, an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal bank regulatory agencies, in connection with their examination of insured banks, to assess the banks' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those banks. All banks are required to make public disclosure of their CRA performance ratings. The Bank received a "satisfactory" rating in its most recent CRA examination.

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

                               ITEM 2 - PROPERTIES

The Company currently operates out of eight banking offices as set forth below:

                                                               Approximate Square              Year Established/
                   Office Location                                   Footage                       Acquired
---------------------------------------------------         -----------------------         -----------------------

ELIZABETH CITY - 1145 North Road Street                                9,000                         1999
VIRGINIA BEACH - 4460 Corporation Lane, Suite 100                      4,000                         2000
PLYMOUTH - 433 U.S. Highway 64 East                                    5,200                         2000
ROPER - 102 W. Buncomb Street                                            550                         2000
EDENTON - 344 Virginia Road                                            1,500                         2002
KITTY HAWK - 3600 Croatan Highway                                      6,500                         2002
CHESAPEAKE - 111 Gainsbourgh Square                                    7,200                         2002
CHESAPEAKE - 575 Cedar Road                                            2,000                         2003

All properties owned by the Company and its subsidiaries, including land, buildings and improvements, furniture, equipment and vehicles, had a net book value at December 31, 2002 of $10.5 million. In the opinion of the Company's management, such properties are adequately covered by insurance.



                           ITEM 3 - LEGAL PROCEEDINGS

The Company is aware of no material legal proceeding to which the Company or any of its subsidiaries is a party or of which any of their properties is subject.


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of our shareholders during the fourth quarter of fiscal 2002.

                                     PART II

        ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ under the symbol "GBTS". The following table sets forth the high and low sales prices for shares of our common stock for the periods indicated. Where appropriate, prices have been adjusted for the effects of an 11-for-10 stock split effected in the form of a 10% stock dividend in 2002. The last reported sales price of the common stock on March 4, 2003 was $8.63 per share. As of December 31, 2002, Gateway Bank had approximately 2,100 shareholders of record.

                                                                       High               Low
                                                                   -------------    -------------

                  2002         First Quarter                       $        8.86    $        7.64
                               Second Quarter                               9.66             8.18
                               Third Quarter                                9.14             7.00
                               Fourth Quarter                               8.43             7.09

                  2001         First Quarter                       $       10.00    $        7.27
                               Second Quarter                              10.91             7.27
                               Third Quarter                                9.22             7.41
                               Fourth Quarter                              10.00             7.41

We conducted an initial public offering of our common stock that closed in 1998, pursuant to which we sold 1,044,495 shares at $11.00 per share in cash. During 2000, we sold 515,597 shares of our common stock at $10.00 per share in a public offering. During 2001, we sold 1,110,973 units at $9.25 per unit in a public offering, with each such unit consisting of one share of our common stock and one warrant to purchase, on a split-adjusted basis, 1.1 shares of our common stock at a price of $10.09 per share at any time until June 30, 2004. Those warrants are traded separately on the NASDAQ under the symbol "GBTSW".

The following table sets forth the high and low sales prices for our warrants for the periods indicated. The warrants commenced trading separately in the third quarter of 2001. The last reported sales price of the warrants on March 4, 2003 was $1.31 per warrant.

                                                                       High               Low
                                                                   -------------    -------------

                  2002         First Quarter                       $        1.55    $         .70
                               Second Quarter                               1.85             1.05
                               Third Quarter                                1.75             1.05
                               Fourth Quarter                               1.40              .90

                  2001         Third Quarter                       $        1.40    $        1.00
                               Fourth Quarter                               1.50              .90

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

           ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Gateway Financial Holdings, Inc. It should be read in conjunction with the audited financial statements and accompanying notes included in this annual report and the supplemental financial data appearing throughout this discussion and analysis. On May 14, 2002, the Company's Board of Directors declared an 11-for-10 stock split, effected in the form of a 10% stock dividend, which was distributed June 5, 2002 to shareholders of record on May 22, 2002. All references in this discussion and analysis to per share results and weighted average shares outstanding have been adjusted to reflect the effects of this stock split.


                                    OVERVIEW

Gateway Financial Holdings, Inc. is a one-bank holding company incorporated under the laws of North Carolina to serve as the holding company for Gateway Bank & Trust Co. (the "Bank"). Gateway Financial Holdings, Inc. acquired all of the outstanding capital stock of the Bank on October 1, 2001. Gateway Financial Holdings, Inc., the Bank and the Bank's wholly owned subsidiaries are collectively referred to as the "Company."

 The Bank began operations on December 1, 1998 in a temporary banking facility located in Elizabeth City, North Carolina. Soon thereafter, construction started on the Bank's permanent headquarters facility located at 1145 North Road Street in Elizabeth City. The Bank moved into this attractive and customer friendly facility in November 1999. Since inception, the Bank has aggressively pursued its primary objective of building a full service banking operation with broad customer support in a market area that includes northeastern North Carolina and the Tidewater area of Virginia, supplementing the banking enterprise with other financial services intended to generate significant non-interest income. In addition to completion of its headquarters facility, the Bank completed, in March of 2000, the successful acquisition of two branches in Plymouth and Roper, North Carolina, and the de novo opening in July 2000 of its first Virginia branch in Virginia Beach. In January 2002 the bank opened one new branch in a leased facility in Edenton, North Carolina. Two other newly-constructed owned facilities were opened, one in Kitty Hawk, North Carolina during September 2002 and one in Chesapeake, Virginia during November 2002. Kitty Hawk, approximately an hour's drive from Elizabeth City, is located on the Outer Banks of North Carolina, a popular and rapidly growing vacation, resort and recreational area. Chesapeake offers a strong economy and the Company has a large shareholder base in the area. The Bank will continue to consider opportunities such as the acquisition of an additional branch or branches where an opportunity consistent with the Bank's long-range strategic objectives is presented. The Bank will also continue to explore de novo branching opportunities in markets it considers attractive.

In addition to our banking activities, the Bank has focused on insurance and brokerage services to develop sustainable and growth-oriented sources of non-interest income. The Bank acquired the Dowd & Twiddy insurance agencies in January 2000 and Fidelity Insurance in January 2001. These agencies were combined to form Gateway Insurance Services, Inc. which sells insurance products to businesses and individuals. Gateway Insurance Services, Inc. maintains offices in Elizabeth City, Hertford, Edenton, Plymouth and Kitty Hawk, North Carolina. In addition, the Bank organized Gateway Investment Services, Inc. in September 1999 to assist bank customers in their securities brokerage activities through a networking arrangement with an unaffiliated broker-dealer. Through this arrangement, Gateway Investment Services earns revenues through commission sharing from the unaffiliated broker-dealer. The Bank will continue to look for ways to expand non-traditional banking activities in its insurance subsidiary and securities networking arrangement, which create significant sources of non-interest income.

During its initial years operations, the Company has concentrated its efforts on building a franchise and infrastructure that can deliver and sustain long-term profitability. Toward that objective, and consistent with its business plans, the Company incurred significant operating losses from its date of opening through December 31, 2000. These losses totaled approximately $2.5 million. The Company achieved its first profitable quarter during the three months ended March 31, 2001, reporting net income of $130,000 for the period. The Company has now achieved profitability in eight consecutive quarters, producing net income of $547,000 in 2001 and $627,000 in 2002. While management expects the Company to continue to be profitable, continued expansion activity can be expected to generate significant additional costs that can negatively impact earnings as the Company pursues its growth strategies.

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

                                                                  For the Years Ended December 31,
                                                 ------------------------------------------------------------------
                                                      2002             2001              2000             1999
                                                 -------------     -------------    -------------     -------------
                                                            (Dollars in thousands, except per share data)
OPERATING DATA:
   Total interest income                         $      10,311     $       9,125    $       6,181     $       1,859
   Total interest expense                                4,819             5,059            3,457               753
                                                 -------------     -------------    -------------     -------------
    Net interest income                                  5,492             4,066            2,724             1,106
   Provision for loan losses                               480               440              482               455
                                                 -------------     -------------    -------------     -------------
    Net interest income after
      provision for loan losses                          5,012             3,626            2,242               651
   Total non-interest income                             2,826             2,420            1,341                95
   Total non-interest expense                            7,211             5,499            4,655             1,758
                                                 -------------     -------------    -------------     -------------
    Income (loss) before income taxes                      627               547           (1,072)           (1,012)
   Provision for income taxes                                -                 -                -                 -
                                                 -------------     -------------    -------------     -------------
    Net income (loss)                            $         627     $         547    $      (1,072)    $      (1,012)
                                                 =============     =============    =============     =============

PER SHARE DATA: (6)
   Net income (loss), basic and diluted          $        0.21     $        0.23    $       (0.75)    $      (0.88)
   Dividends                                                 -                 -                -                -
   Book value                                             7.97              7.65             7.53             8.20
   Tangible book value                                    7.21              6.87             6.46             8.20

BALANCE SHEET DATA:
   Total assets                                  $     231,053     $     160,832    $     110,694     $      44,235
   Loans receivable                                    161,488           107,240           75,921            29,574
   Allowance for loan losses                             1,721             1,435            1,028               462
   Deposits                                            174,663           115,717           90,293            32,181
   Borrowings                                           31,401            21,300            6,500             2,500
   Shareholders' equity                                 23,968            22,998           13,441             9,426

SELECTED PERFORMANCE RATIOS:
   Return on average assets                              0.32%             0.41%          (1.33)%           (3.51)%
   Return on average equity                              2.58%             2.96%          (9.76)%          (10.20)%
   Net interest margin (1)                               3.09%             3.32%            3.78%             4.18%
   Net interest spread  (2)                              2.68%             2.66%            3.07%             2.25%
   Non-interest income as a percentage of
    total revenue                                       33.97%            37.31%           32.99%             7.91%
   Non-interest income as a percentage of
    average assets                                       1.46%             1.80%            1.66%             0.33%
   Non-interest expense to average assets                3.71%             4.10%            5.78%             6.09%
   Efficiency ratio (3)                                 86.69%            84.78%          114.51%           146.38%
   Dividend payout ratio                                 0.00%             0.00%            0.00%             0.00%

                                                                  For the Years Ended December 31,
                                                 ------------------------------------------------------------------
                                                      2002             2001              2000             1999
                                                 -------------     -------------    -------------     -------------
                                                            (Dollars in thousands, except per share data)

ASSET QUALITY RATIOS:
   Nonperforming loans to period-end loans               0.82%             0.00%            0.00%             0.00%
   Allowance for loan losses to period-end
    loans                                                1.07%             1.34%            1.35%             1.56%
   Allowance for loan losses to nonperforming
    loans                                              129.59%                NM               NM                NM
   Nonperforming assets to total assets (4)              0.67%             0.14%            0.00%             0.00%
   Net loan charge-offs to average
    loans outstanding                                    0.15%             0.04%            0.01%             0.02%

CAPITAL RATIOS: (5)
   Total risk-based capital                             12.51%            17.89%           15.71%            53.43%
   Tier 1 risk-based capital                            11.57%            16.72%           14.44%            50.93%
   Leverage ratio                                        9.71%            13.74%           11.31%            23.65%
   Equity to assets ratio                               10.37%            14.30%           12.14%            21.31%

OTHER DATA:
   Number of banking offices                                 7                 4                4                 1
   Number of full time equivalent employees                 96                69               53                22

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

(5)      Capital ratios are for the Bank.

(6)      Restated for 11-for-10 stock split occurring during 2002.

                               FINANCIAL CONDITION
                           DECEMBER 31, 2002 AND 2001

The Company continued its pattern of strong growth during the 2002, with total assets increasing by $70.2 million, or 43.7%, to $231.1 million at year end. This growth was principally reflected in increased loans and investment securities available for sale. Total loans increased by $54.3 million, or 50.6%, from $107.2 million at the beginning of the year to $161.5 million at year end. Investment securities available for sale increased by $13.4 million, or 42.8%, from $31.2 million to $44.6 million. The increase in loans was comprised principally of increases of $17.1 million, $12.8 million and $17.5 million, respectively, in commercial loans, construction loans, and commercial mortgage loans - three areas of lending which the Company targets. The Company maintained liquidity at what it believes to be an appropriate level, as liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, increased in the aggregate to $54.1 million, or 23.4% of total assets, at December 31, 2002. Other increases in total assets resulted from the Bank's additional investment in stock of the Federal Home Loan Bank of Atlanta of $755,000, which increased its total investment to $1.7 million. Additionally, the Company's investment in premises and equipment increased by $5.0 million as a result of growth and expansion and costs incurred in development of the new full service branches in Chesapeake, Virginia, which opened during November 2002, and Kitty Hawk, North Carolina, which opened during September 2002.

Funding for the growth in assets and loans was provided by increases of $59.0 million and $10.1 million, respectively, in deposit accounts and total borrowings. Total deposit accounts increased 50.9%, from $115.7 million at December 31, 2001 to $174.7 million at December 31, 2002. Non-interest-bearing demand accounts increased by $11.6 million, or 97.3%, from $11.9 million at the beginning of the period to $23.5 million at the end of the period. Savings, money market and NOW accounts also increased by more than half, to $34.4 million, with the total increase of $13.9 million representing 68.1% of the $20.5 million balance at December 31, 2001. Consistent with the Company's objectives to reduce reliance on time deposits, demand, savings, money market and NOW accounts of $57.9 million at December 31, 2002 represent 33.2% of total deposits at that date, up from $32.4 million or 28.0% of total deposits at December 31, 2001. Time deposits totaled $116.7 million at December 31, 2002 as compared to $83.3 million at December 31, 2001. Large denomination time deposits of more than $100,000 were $44.9 million, or 25.7% of total deposits at December 31, 2002 as compared with $34.2 million, or 29.5% of total deposits at December 31, 2001. The Company continues to use brokered deposits to fund growth, with such deposits increasing from $15.5 million to $29.3 million during the year, comprising 25.1% of total time deposits at December 31, 2002. Advances from the Federal Home Loan Bank of Atlanta increased from $18.3 million to $28.4 million during the twelve months, while total federal funds purchased of $3.0 million outstanding at the beginning of the year remained unchanged at December 31, 2002.

Total stockholders' equity increased by $970,000, as net income for the current year of $627,000 was supplemented by an increase of $343,000 in accumulated other comprehensive income resulting from unrealized securities gains. Stockholders' equity totaled $24.0 million at December 31, 2002. Its capital ratios continue to place the Bank well in excess of the minimums required to be deemed well-capitalized by regulatory measures.



                               NET INTEREST INCOME

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2002, 2001 and 2000, average interest-earning assets were $177.5 million, $122.4 million, and $72.1 million, respectively. During these same years, the Company's net interest margins were 3.09%, 3.32%, and 3.78%, respectively.

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


                                                                      For the Years Ended December 31,
                                              -----------------------------------------------------------------------------------
                                                          2002                         2001                        2000
                                              --------------------------   --------------------------   -------------------------
                                               Average            Average   Average            Average  Average             Average
                                               Balance   Interest   Rate    Balance   Interest  Rate    Balance   Interest   Rate
                                              --------   --------  -----   --------   --------  -----   --------  --------  -----
                                                                             (Dollars in thousands)

Interest-earning assets:
  Loans                                       $130,769   $  8,178   6.25%  $ 92,461   $  7,288   7.88%  $ 51,146  $  4,794   9.37%
  Interest-earning deposits                      4,055         67   1.65%     3,967        149   3.76%     4,857       301   6.20%
  Investment securities available for sale      40,903      1,959   4.79%    24,970      1,620   6.49%    15,971     1,076   6.74%
  FHLB/FRB stock                                 1,815        107   5.90%       985         68   6.90%       159        10   6.29%
                                              --------   --------  -----   --------   --------  -----   --------  --------  -----

        Total interest-earning assets          177,542     10,311   5.81%   122,383      9,125   7.46%    72,133     6,181   8.57%
                                                         --------  -----              --------  -----             --------  -----

Other assets                                    16,593                       11,747                        8,412
                                              --------                     --------                     --------

        Total assets                          $194,135                     $134,130                     $ 80,545
                                              ========                     ========                     ========

Interest-bearing liabilities:
  Deposits:
     Savings, NOW and money market            $ 28,131        284   1.01%  $ 19,534        400   2.05%  $ 13,732       462   3.36%
     Time deposits                              98,288      3,479   3.54%    72,753      3,998   5.50%    45,342     2,762   6.09%
  Borrowings                                    27,433      1,056   3.85%    13,203        661   5.01%     3,780       233   6.16%
                                              --------   --------  -----   --------   --------  -----   --------  --------  -----

        Total interest-bearing liabilities     153,852      4,819   3.13%   105,490      5,059   4.80%    62,854     3,457   5.50%
                                                         --------  -----              --------  -----             --------  -----

  Demand deposits                               15,166                        9,489                        6,323
  Other liabilities                                798                          659                          384
  Stockholders' equity                          24,319                       18,492                       10,984
                                              --------                     --------                     --------

        Total liabilities and
            stockholders' equity              $194,135                     $134,130                     $ 80,545
                                              ========                     ========                     ========

Net interest income and interest rate spread             $  5,492   2.68%             $  4,066   2.66%            $  2,724   3.07%
                                                         ========  =====              ========  =====             ========  =====

Net interest margin                                                 3.09%                        3.32%                       3.78%
                                                                   =====                        =====                       =====

Ratio of average interest-earning assets to
  average interest-bearing liabilities          115.40%                      116.01%                      114.76%
                                              ========                     ========                     ========

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

                                           Year Ended                    Year Ended
                                   December 31, 2002 vs. 2001   December 31, 2001 vs. 2000
                                   --------------------------   ---------------------------
                                   Increase (Decrease) Due to   Increase (Decrease) Due to
                                   --------------------------   ---------------------------
                                    Volume    Rate     Total     Volume     Rate     Total
                                   -------  -------   -------   -------   -------   -------
                                                   (Dollars in thousands)

Interest income:
  Loans                            $ 2,708  $(1,818)  $   890   $ 3,565   $(1,071)  $ 2,494
  Interest-earning deposits              2      (84)      (82)      (44)     (108)     (152)
  Investment securities available
   for sale                            898     (559)      339       595       (51)      544
  FHLB/FRB stock                        53      (14)       39        54         4        58
                                   -------  -------   -------   -------   -------   -------

        Total interest income        3,661   (2,475)    1,186     4,170    (1,226)    2,944
                                   -------  -------   -------   -------   -------   -------

Interest expense:
  Deposits
    Savings, NOW and
     money market                      131     (247)     (116)      157      (219)      (62)
    Time deposits                    1,154   (1,673)     (519)    1,588      (352)    1,236
  Borrowings                           630     (235)      395       527       (99)      428
                                   -------  -------   -------   -------   -------   -------

        Total interest expense       1,915   (2,155)     (240)    2,272      (670)    1,602
                                   -------  -------   -------   -------   -------   -------

        Net interest income
         increase (decrease)       $ 1,746  $  (320)  $ 1,426   $ 1,898   $  (556)  $ 1,342
                                   =======  =======   =======   =======   =======   =======


                              RESULTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

Overview. The Company reported net income of $627,000 or $.21 per share for the year ended December 31, 2002, as compared with net income of $547,000 or $.23 per share for 2001, an increase of $80,000 in net income but a decrease of $.02 in net income per share. The Company's primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing profitability in the near term. The Bank opened one new branch in a leased facility in Edenton, North Carolina, on January 2, 2002 and two other newly-constructed owned facilities, one in Kitty Hawk, North Carolina during September 2002, and one in Chesapeake, Virginia during November 2002. These new locations increased the number of full service banking branches to seven. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2002. However, although the significant downward trend in interest rates from period to period has had a negative impact on the Company's total interest income by lowering it below the levels that would be expected in a more stable interest rate environment, interest rate spread has remained relatively unchanged primarily due to the Bank's growth of low cost core deposits. The decrease in income per share also results from the effect of shares issued in the Company's public stock offering during the second half of 2001.

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

Net interest income increased to $5.5 million for the year ended December 31, 2002, a $1.4 million or 35.1% increase from the $4.1 million earned during 2001. Total interest income benefited from strong growth in the level of average earning assets, which offset both the lower asset yields caused by the dramatic decline in market interest rates from period to period and the effects of customer-favorable pricing of both loan and deposit products during the current year. Average total interest-earning assets increased $55.2 million, or 45.1%, for 2002 as compared to 2001, while the average yield dropped by 165 basis points from 7.46% to 5.81%. Average total interest-bearing liabilities increased by $48.4 million, relatively consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 167 basis points from 4.80% to 3.13%, resulting in relatively unchanged interest margins as described above. For the year ended December 31, 2002, the net interest rate spread was 2.68% and the net interest margin was 3.09%. For the year ended December 31, 2001, the net interest spread was 2.66% and the net interest margin was 3.32%.

Provision for Loan Losses. The Company recorded a $480,000 provision for loan losses in 2002, representing an increase of $40,000 from the $440,000 provision made in 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2002 and 2001 the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $54.3 million in 2002 and by $31.3 million in 2001. At December 31, the allowance for loan losses was $1.7 million for 2002 and $1.4 million for 2001, representing 1.07% and 1.34%, respectively, of loans outstanding.

Non-Interest Income. Non-interest income totaled $2.8 million for the year ended December 31, 2002 as compared with $2.4 million for 2001, an increase of $405,000. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance and brokerage networking operations. During the current year, the Company experienced a $110,000 decrease in income from brokerage operations that resulted from a lower level of trading volume in response to the downward trends in the securities markets. This decrease in income from brokerage operations was more than offset by increases of $201,000 in service charges on deposit accounts which resulted principally from deposit growth, $176,000 in the fees from mortgage banking operations, $85,000 in gains realized from sales of available for sale securities and $53,000 in income from insurance operations. The Company also incurred a loss of $37,000 from the disposal of foreclosed real estate during the year ended December 31, 2002.

Non-Interest Expenses. Non-interest expenses totaled $7.2 million for the year ended December 31, 2002, an increase of $1.7 million over the $5.5 million reported for 2001. Substantially all of this increase resulted from the Bank's growth and development, and reflects the additional expenses in the current year associated with the opening of new branches on January 2, 2002, September 9, 2002 and November 14, 2002, increasing the number of full service banking locations to seven. Five of the seven branches were fully operational throughout 2002, while only three of the seven were operational throughout all of 2001. As a result of such expansion, personnel costs increased by $991,000, or 33.5%, the costs of occupancy and equipment increased by $206,000, or 26.8%, and data processing fees increased by $105,000, or 27.0%. Other non-interest expenses increased by $409,000, or 29.5%. In comparison, total assets averaged $194.1 million for 2002, an increase of 44.7% over average total assets of $134.1 million for the year ended December 31, 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 2002, the Bank had credit availability with the Federal Home Loan Bank of Atlanta ("FHLB") of approximately $57.8 million, with $28.4 million outstanding, and federal funds lines of credit with five other financial institutions in the aggregate amount of $34.7 million, with $3.0 million advanced on these lines.

Total deposits were $174.7 million and $115.7 million at December 31, 2002 and 2001, respectively. As a result of the Company's loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At December 31, 2002 and 2001, time deposits represented 66.8% and 72.0%, respectively, of the Company's total deposits. Certificates of deposit of $100,000 or more represented 25.7% and 29.5%, respectively, of the Bank's total deposits at December 31, 2002 and 2001. At December 31, 2002, the Company had $14.9 million in time deposits from 8 public units and $29.3 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, corporate securities and mortgage-backed securities.

At December 31, 2002 and 2001, the Company's tangible equity to asset ratio was 9.5% and 13.0%, respectively. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The Bank's Tier I capital ratio at December 31, 2002 and 2001 was 9.7% and 13.7%, respectively.

                                 CAPITAL RATIOS

The Bank is subject to minimum capital requirements. See "Supervision and Regulation." As the following table indicates, at December 31, 2002, the Bank exceeded regulatory capital requirements.

                                                                             At December 31, 2002
                                                           --------------------------------------------------------
                                                                Actual              Minimum        Well-Capitalized
                                                                 Ratio            Requirement         Requirement
                                                           ----------------    ----------------    ----------------

         Total risk-based capital ratio...................           12.51%                8.0%               10.0%
         Tier 1 risk-based capital ratio..................           11.57%                4.0%                6.0%
         Leverage ratio...................................            9.71%                4.0%                5.0%

Management expects that the Bank will remain "well-capitalized" for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

                     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         In the normal course of business there are various outstanding contractual obligations of the company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects contractual obligations of the company outstanding as of December 31, 2002.

                                                                     Payments Due by Period
                                          -------------------------------------------------------------------------
                                                           On Demand
                                                           Or Within                                       After
    Contractual Obligations                   Total         1 Year        2-3 Years       4-5 Years       5 Years
----------------------------------        ------------   ------------   ------------   -------------   ------------
                                                                         (In thousands)

Federal funds purchased                   $      3,001   $      3,001   $          -   $           -   $          -
FHLB advances                                   28,400         15,000              -           1,400         12,000
Lease obligations                                1,968            253            511             295            909
Deposits                                       174,663        130,608         42,008           2,044              3
                                          ------------   ------------   ------------   -------------   ------------

     Total contractual cash obligations   $    208,032   $    148,862   $     42,519   $       3,739   $     12,912
                                          ============   ============   ============   =============   ============

         The following table reflects other commitments of the company outstanding as of December 31, 2002.

                                                           Amount of Commitment Expiration Per Period
                                          -------------------------------------------------------------------------
                                              Total
                                             Amounts        Within                                        After
       Other Commitments                    Committed       1 Year        2-3 Years       4-5 Years       5 Years
----------------------------------        ------------   ------------   ------------   -------------   ------------
                                                                         (In thousands)

Undisbursed home equity credit lines      $      5,982   $          -   $          -   $           -   $      5,982
Other commitments and credit lines              30,140         14,653         15,487               -              -
Undisbursed portion of construction loans       15,587         15,587              -               -              -
                                          ------------   ------------   ------------   -------------   ------------

     Total other commitments              $     51,709   $     30,240   $     15,487   $           -   $      5,982
                                          ============   ============   ============   =============   ============


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

Based on the results of the income simulation model as of December 31, 2002, the Company would expect an increase in net interest income of $280,000 if interest rates increase from current rates by 100 basis points and a decrease in net interest income of $378,000 if interest rates decrease from current rates by 100 basis points.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002 which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.


                                                             Terms to Repricing at December 31, 2002
                                             ----------------------------------------------------------------------
                                                              Over 3          Total
                                              3 Months      Months to        Within         Over 12
                                               or Less       12 Months     12 Months        Months         Total
                                             -----------    -----------   -----------    -----------    -----------
                                                                     (Dollars in thousands)

Interest-earning assets:
  Loans                                      $    114,705  $     12,017    $  126,722    $    34,766    $   161,488
  Interest-earning deposits                         1,869             -         1,869              -          1,869
  Investment securities available for sale              -             -             -         44,601         44,601
  FHLB/FRB stock                                        -             -             -          2,137          2,137
                                             ------------  ------------    ----------    -----------    -----------

      Total interest-earning assets          $    116,574  $     12,017    $  128,591    $     81,504   $   210,095
                                             ============  ============    ==========    ============   ===========

  Percentage of total interest-earning assets      55.49%         5.72%        61.21%         38.79%        100.00%
  Cumulative percentage to total interest-
   earning assets                                  55.49%        61.21%        61.21%        100.00%        100.00%

Interest-bearing liabilities:
  Deposits:
    Savings, NOW and money market            $     34,441  $          -    $   34,441    $         -    $    34,441
    Time                                           16,933        55,751        72,684         44,055        116,739
  Borrowings                                        8,001        10,000        18,001         13,400         31,401
                                             ------------  ------------    ----------    -----------    -----------

      Total interest-bearing liabilities     $     59,375  $     65,751    $  125,126    $    57,455    $   182,581
                                             ============  ============    ==========    ===========    ===========

  Percentage of total interest-bearing liabilities 32.52%        36.01%        68.53%         31.47%        100.00%
  Cumulative percentage of total interest-
   bearing liabilities                             32.52%        68.53%        68.53%        100.00%        100.00%

Interest sensitivity gap                     $     57,199  $    (53,734)   $    3,465    $    24,049    $    27,514

Cumulative interest sensitivity gap          $     57,199  $      3,465    $    3,465    $    27,514    $    27,514

Cumulative interest sensitivity gap as a
 percentage of total interest-earning assets       27.23%         1.65%         1.65%          13.10%        13.10%

Cumulative ratio of interest-sensitive assets
 to interest-sensitive liabilities                196.34%       102.77%       102.77%         115.07%       115.07%

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

                           CRITICAL ACCOUNTING POLICY

The Company's most significant critical accounting policy is the determination of our allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of the Company's financial condition and results, and requires the most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. If the mix and amount of future write-offs differ significantly from those assumptions used in making the Company's determination, the allowance for loan losses and provision for loan losses on our income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology the Company uses in determining the adequacy of the allowance, see the sections of this discussion titled "Asset Quality," "Nonperforming Assets" and "Analysis of the Allowance for Loan Losses."

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

                        RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. SFAS No. 146 will be effective for exit or disposal activities initiated by the Company after December 31, 2002. This statement is not expected to have a material impact on the Company's consolidated financial statements upon adoption.

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

                                                                         At December 31,
                                               --------------------------------------------------------------------
                                                            2002                                 2001
                                               -------------------------------     --------------------------------
                                                                    Percent                              Percent
                                                  Amount           of Total            Amount           of Total
                                               -------------     -------------     -------------     --------------
                                                                   (Dollars in thousands)

Commercial                                     $      78,428             48.5%     $      61,364              57.2%
Real estate - construction                            22,861             14.2%            10,050               9.4%
Real estate - commercial mortgage                     32,932             20.4%            15,401              14.3%
Real estate - 1-4 family mortgage                      6,932              4.3%             7,074               6.6%
Consumer                                              12,501              7.7%             7,692               7.2%
Home equity lines of credit                            7,834              4.9%             5,659               5.3%
                                               -------------     ------------      -------------     -------------

Subtotal                                             161,488           100.00%           107,240             100.0%
                                                                 ============                        =============

Less:  Allowance for loan losses                      (1,721)                             (1,435)
                                               -------------                       -------------

Net loans                                      $     159,797                       $     105,805
                                               =============                       =============

                                                                         At December 31,
                                               --------------------------------------------------------------------
                                                            2000                                 1999
                                               -------------------------------     --------------------------------
                                                                    Percent                              Percent
                                                  Amount           of Total            Amount           of Total
                                               -------------     -------------     -------------     --------------
                                                                   (Dollars in thousands)

Commercial                                     $      35,656             47.0%     $      13,564              45.9%
Real estate - construction                             6,421              8.4%             2,606               8.8%
Real estate - commercial mortgage                     15,746             20.8%             4,815              16.3%
Real estate - 1-4 family mortgage                      7,241              9.5%             3,674              12.4%
Consumer                                               6,594              8.7%             3,729              12.6%
Home equity lines of credit                            4,264              5.6%             1,186               4.0%
                                               -------------     ------------      -------------     -------------

Subtotal                                              75,922            100.0%            29,574             100.0%
                                                                 ============                        =============

Less:  Allowance for loan losses                      (1,028)                               (462)
                                               -------------                       -------------

Net loans                                      $      74,894                       $      29,112
                                               =============                       =============

The following table presents, at December 31, 2002, (i) the aggregate maturities or repricings of loans in the named categories of the Company's loan portfolio and (ii) the aggregate amounts of such loans maturing or repricing after one year by fixed and variable rates:

                                                  Within 1 Year      1-5 Years       After 5 Years        Total
                                                  -------------    -------------     -------------    -------------
                                                                       (Dollars in thousands)

Commercial                                       $      53,865     $      23,106    $       1,457     $      78,428
Real estate - construction                              19,841             1,841            1,179            22,861
                                                 -------------     -------------    -------------     -------------

                  Total                          $      73,706     $      24,947    $       2,636     $     101,289
                                                 =============     =============    =============     =============

Fixed rate loans                                                                                      $      26,883
Variable rate loans                                                                                             700
                                                                                                      -------------

                                                                                                      $      27,583

Commercial Loans. Commercial business lending is the primary focus of the Company's lending activities. At December 31, 2002, the Company's commercial loan portfolio equaled $78.4 million or 48.5% of total loans, as compared with $61.4 million or 57.2% of total loans at December 31, 2001. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Company also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Company requires personal guarantees and secondary sources of repayment.

Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on our commercial loans adjust with changes in interest rates.

Real Estate Loans. Real estate loans are made for purchasing, constructing and refinancing one to four family, five or more family and commercial properties. The Company offers fixed and adjustable rate options. The Company provides customers access to long-term conventional real estate loans through its mortgage loan department which makes Federal National Mortgage Association ("FNMA") - conforming loans for the account of third parties.

Residential one to four family loans amounted to $6.9 million at December 31, 2002, and included approximately $3.7 million of loans obtained in connection with the acquisition of the two branch offices in March 2000. The Company's residential mortgage loans are secured by properties located within the Company's market area. Most of the one to four family residential mortgage loans that the Company makes are originated for the account of third parties. Such loans are closed by the third party and therefore are not shown in the Company's financial statements. The Company receives a fee for each such loan originated, with such fees aggregating $422,000 for the year ended December 31, 2002 and $246,000 for the year ended December 31, 2001. The Company anticipates that it will continue to be an active originator of residential loans for the account of third parties.

The Company has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans equaled $32.9 at December 31, 2002 and $15.4 million at December 31, 2001. This lending has involved loans secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Company requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

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

The Company's policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses.

NONPERFORMING ASSETS

The table sets forth, for the period indicated, information with respect to the Company's nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

                                                                               At December 31,
                                              ---------------------------------------------------------------------
                                                   2002              2001               2000              1999
                                               -------------     -------------     -------------     --------------
                                                                     (Dollars in thousands)

Nonaccrual loans                               $       1,328     $           -     $           -     $            -
Restructured loans                                         -                 -                 -                  -
                                               -------------     -------------     -------------     --------------

   Total nonperforming loans                           1,328                 -                 -                  -

Real estate owned                                        230               230                 -                  -
                                               -------------     -------------     -------------     --------------

   Total nonperforming assets                  $       1,558     $         230     $           -     $            -
                                               =============     =============     =============     ==============

Accruing loans past due 90 days or more        $           -     $           -     $           4     $            -
Potential problem loans                                    -                 -                 -                  -
Allowance for loan losses                              1,721             1,435             1,028                462
Nonperforming loans to period end loans                0.82%                 -                 -                  -
Allowance for loan losses to
   period end loans                                    1.07%             1.34%             1.35%              1.56%
Allowance for loan losses to
   nonperforming loans                               129.59%                 -                 -                  -
Nonperforming assets to total assets                   0.67%             0.14%                 -                  -

Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower's ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At December 31, 2002, we had $1.3 million of nonaccrual loans consisting primarily of loans outstanding to one borrower. These loans are cross collateralized and are secured by real estate at an aggregate loan to value ratio of approximately 60%. The borrower, as a result of cash flow problems, has filed for protection under Chapter 11 of the bankruptcy code, during which time the Company is not receiving regular interest payments. Accordingly, Management has placed these loans in nonaccrual status. Management does not anticipate that the Company will incur any significant loss on these loans.

Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2002 real estate owned totaled $230,000 or 0.10% of total assets, and consisted of one single-family residence. We have reviewed a recent appraisal of this property and believe that its fair value, less estimated costs to sell, exceeds its carrying value.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off, and we reduce our allowance by loans charged off. We evaluate the adequacy of the allowance at least quarterly. In addition, on a quarterly basis our board of directors reviews our loan portfolio, conducts an evaluation of our credit quality and reviews our computation of the loan loss provision, recommending changes as may be required. In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our limited history of operations. Because we have a limited history of our own, we also consider the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to make adjustments to the allowance based upon judgments different from those of our management.

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

Growth in loans outstanding has, throughout our history, been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among our major loan categories, with the concentrations of major loan categories being relatively consistent. Between December 31, 1999 and December 31, 2002, the range of each major category of loans as a percentage of total loans outstanding is as follows: residential mortgage loans
- 4.3% to 12.4%; commercial mortgage loans - 14.3% to 20.8%; construction loans
- 8.4% to 14.2%; commercial and industrial loans - 45.9% to 57.2%; loans to individuals - 7.2% to 12.6%; and home equity lines of credit - 4.0% to 5.6%. For all fiscal years through 2002, our net loan charge-offs in each year were no more than .15% of average loans outstanding. Because of this sustained trend of low loss experience, and based upon our assessment of probable loss, we have set our allowance for loan losses at December 31, 2002 at $1.7 million, representing 1.07% of total loans outstanding.

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

                                                                         At December 31,
                                               --------------------------------------------------------------------
                                                            2002                                 2001
                                               -------------------------------     --------------------------------
                                                                  % of Total                           % of Total
                                                  Amount           Loans (1)           Amount           Loans (1)
                                               -------------     -------------     -------------     --------------
                                                                     (Dollars in thousands)
Balance applicable to:
  Commercial                                   $         950             48.5%     $         900              57.2%
  Real estate - construction                             210             14.2%               120               9.4%
  Real estate - mortgage                                 340             24.7%               150              20.9%
  Consumer                                               120              7.7%                90               7.2%
  Home equity lines of credit                             50              4.9%                50               5.3%
  Unallocated                                             51                -                125                -
                                               -------------     ------------      -------------     ------------

  Total                                        $       1,721            100.0%     $       1,435            100.00%
                                               =============     ============      =============     =============

                                                                         At December 31,
                                               --------------------------------------------------------------------
                                                            2000                                 1999
                                               -------------------------------     --------------------------------
                                                                  % of Total                           % of Total
                                                  Amount           Loans (1)           Amount           Loans (1)
                                               -------------     -------------     -------------     --------------
                                                                     (Dollars in thousands)
Balance applicable to:
  Commercial                                   $         581             47.0%     $         203              45.9%
  Real estate - construction                              90              8.4%                35               8.8%
  Real estate - mortgage                                 230             30.3%                49              28.7%
  Consumer                                                79              8.7%                65              12.6%
  Home equity lines of credit                             47              5.6%                12               4.0%
  Unallocated                                              1                -                 98                -
                                               -------------     ------------      -------------     -------------

  Total                                        $       1,028            100.0%     $         462             100.0%
                                               =============     ============      =============     =============

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth for the periods indicated information regarding changes in the Company's allowance for loan losses:

                                                                 At or for the Years Ended December 31,
                                               --------------------------------------------------------------------
                                                   2002              2001               2000              1999
                                               -------------     -------------     -------------     --------------
                                                                     (Dollars in thousands)

Balance at beginning of period                 $       1,435     $       1,028     $         462     $           10
                                               -------------     -------------     -------------     --------------
Charge-offs:
  Commercial                                            (146)              (20)                -                  -
  Real estate                                            (18)                -                 -                  -
  Consumer                                               (30)              (17)               (7)                (3)
  Home equity lines of credit                              -                 -                 -                  -
                                               -------------     -------------     -------------     --------------
     Total charge-offs                                  (194)              (37)               (7)                (3)
                                               -------------     -------------     -------------     --------------
Recoveries:
  Commercial                                               -                 -                 -                  -
  Real estate                                              -                 4                 -                  -
  Home equity lines of credit                              -                 -                 -                  -
                                               -------------     -------------     -------------     --------------
     Total recoveries                                      -                 4                 -                  -
                                               -------------     -------------     -------------     --------------

Net charge-offs                                         (194)              (33)               (7)                (3)

Allowance for loan losses on
  loans purchased                                          -                 -                91                  -

Provision for loan losses charged
  to operations                                          480               440               482                455
                                               -------------     -------------     -------------     --------------

Balance at end of period                       $       1,721     $       1,435     $       1,028     $          462
                                               =============     =============     =============     ==============

Ratio of net loan charge-offs to
  average loans outstanding                            0.15%             0.04%             0.01%              0.02%


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

                                                                       Gross             Gross
                                                    Amortized       Unrealized        Unrealized         Market
                                                      Cost             Gains            Losses            Value
                                                 -------------     -------------    -------------     -------------
                                                                       (Dollars in thousands)
December 31, 2002
   U.S. government agencies                      $      24,020     $         293    $           -     $      24,313
   Corporate debt securities                             1,397                41                -             1,438
   Mortgage-backed securities                           18,496               355                1            18,850
                                                 -------------     -------------    -------------     -------------

                                                 $      43,913     $         689    $           1     $      44,601
                                                 =============     =============    =============     =============

December 31, 2001
   U.S. government agencies                      $      16,807     $          94    $          65     $      16,836
   Corporate debt securities                               377                 -                1               376
   Mortgage-backed securities                           13,844               170                -            14,014
                                                 -------------     -------------    -------------     -------------

                                                 $      31,028     $         264    $          66     $      31,226
                                                 =============     =============    =============     =============

December 31, 2000
   U.S. government agencies                      $      10,654     $         208    $           -     $      10,862
   Corporate debt securities                             2,349                31                -             2,380
   Mortgage-backed securities                            8,658               107                9             8,756
                                                 -------------     -------------    -------------     -------------

                                                 $      21,661     $         346    $           9     $      21,998
                                                 =============     =============    =============     =============

The following table summarizes the amortized costs, fair values and weighted average yields of securities available-for-sale at December 31, 2002, by contractual maturity groups:

                                                                                                        Weighted
                                                                 Amortized            Fair               Average
                                                                   Cost               Value             Yield (1)
                                                               ------------       ------------       --------------
                                                                             (Dollars in thousands)
Securities available for sale:
   U.S. Government agencies:
     Due after one but within five years                       $     11,727       $     11,935                3.60%
     Due after five but within ten years                             12,294             12,378                3.56%
                                                               ------------       ------------
                                                                     24,021             24,313                3.58%
                                                               ------------       ------------
   Corporate debt securities:
     Due after one but within five years                              1,397              1,438                5.90%
                                                               ------------       ------------

   Mortgage-backed securities:
     Due after one but within five years                              2,644              2,711                4.43%
     Due after five but within ten years                              3,472              3,507                4.54%
     Due after ten years                                             12,379             12,632                4.81%
                                                               ------------       ------------
                                                                     18,496             18,850                4.70%
                                                               ------------       ------------
   Total securities available for sale:
     Due after one but within five years                             15,768             16,084                3.95%
     Due after five but within ten years                             15,766             15,885                3.78%
     Due after ten years                                             12,379             12,632                4.81%
                                                               ------------       ------------
                                                               $     43,913       $     44,601                4.13%
                                                               ============       ============

(1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 34% tax rate.

The Company does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2002, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company's shareholders' equity.


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

                                                                         At December 31,
                                         ----------------------------------------------------------------------------
                                                    2002                    2001                      2000
                                         ------------------------  ----------------------   -------------------------
                                           Average        Average    Average      Average    Average         Average
                                           Balance         Rate      Balance       Rate      Balance          Rate
                                         -----------    ---------  ----------    --------   ---------      ----------
                                                                   (Dollars in thousands)
Interest-bearing NOW, money
 market and savings accounts             $  28,131        1.01%    $  19,534        2.05%   $   13,732        3.36%

Time deposits                               98,288        3.54%       72,753        5.50%       45,342        6.09%
                                         ---------                 ---------                ----------

      Total interest-bearing deposits      126,419        2.98%       92,287        4.77%       59,074        5.46%

Demand and other non-interest-bearing
 deposits                                   15,166                     9,489                     6,323
                                         ---------                 ---------                ----------

      Total average deposits             $ 141,585        2.66%    $ 101,776        4.32%   $   65,397        4.93%
                                         =========                 =========                ==========

The following table sets forth at the dates indicated the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2002:

                                                           At December 31, 2002
                                                           --------------------
                                                          (Dollars in thousands)
              Remaining maturity:
                Less than three months                          $      7,752
                Over three months through one year                    24,568
                Over one year through three years                     11,588
                Over three years through five years                      952
                                                                ------------

                           Total                                $     44,860
                                                                ============

BORROWINGS

As additional sources of funding, the Company uses advances from the Federal Home Loan Bank of Atlanta under a line of credit equal to 25% of the Bank's total assets ($57.8 million at December 31, 2002). Outstanding advances at December 31, 2002 were as follows:

                                                   Interest
               Maturity                              Rate                              2002               2001
         --------------------                   --------------                    --------------    ---------------

         November 6, 2002                              2.43%                      $            -    $     5,000,000
         December 26, 2002                             4.30%                                   -          5,000,000
         February 20, 2003                             1.34%                           5,000,000                  -
         May 21, 2003                                  1.51%                           5,000,000                  -
         December 19, 2003                             1.80%                           5,000,000                  -
         February 27, 2006                             5.45%                           1,400,000          1,800,000
         March 17, 2010                                5.71%                           1,500,000          1,500,000
         November 10, 2010                             5.43%                           5,000,000          5,000,000
         January 24, 2012                              3.88%                           5,500,000                  -
                                                                                  --------------    ---------------

                                                                                  $   28,400,000    $    18,300,000
                                                                                  ==============    ===============


Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2002, advances are secured by investment securities available for sale and by loans with a carrying amount of $5.2 million, which approximates market value.

In addition, the Company may purchase federal funds through five unsecured federal funds lines of credit aggregating $34.7 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had $3.0 million outstanding on this line of credit as of December 31, 2002. The maximum amount outstanding under these lines of credit at any month-end during 2002 was $4.2 million.


                          ITEM 7 - FINANCIAL STATEMENTS

                 GATEWAY FINANCIAL HOLDINGS, INC. & SUBSIDIARIES
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------

Independent Auditors' Report.........................................      35

Consolidated Balance Sheets as of December 31, 2002 and 2001.........      36

Consolidated Statements of Operations
   for the years ended December 31, 2002 and 2001....................      37

Consolidated Statements of Comprehensive Income
   for the years ended December 31, 2002 and 2001....................      38

Consolidated Statements of Changes in Stockholders' Equity
   for the years ended December 31, 2002 and 2001....................      39

Consolidated Statements of Cash Flows
   for the years ended December 31, 2002 and 2001....................      40

Notes to Consolidated Financial Statements...........................      41

                          INDEPENDENT AUDITORS' REPORT




To the Stockholders and the Board of Directors
Gateway Financial Holdings, Inc.
Elizabeth City, North Carolina


We have audited the accompanying consolidated balance sheets of Gateway Financial Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Financial Holdings, Inc. and subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions.


/s/ Dixon Odom PLLC

Sanford, North Carolina
February 14, 2003

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


ASSETS                                                                               2002                2001
                                                                               ----------------    ----------------

Cash and due from banks                                                        $      7,639,349    $      4,739,042
Interest-earning deposits in other banks                                              1,869,129           7,899,816
Investment in securities available for sale, at fair value (Note C)                  44,600,982          31,226,036

Loans (Note D)                                                                      161,487,359         107,239,691
Allowance for loan losses (Note D)                                                   (1,720,752)         (1,435,185)
                                                                               ----------------    ----------------

                                                                  NET LOANS         159,766,607         105,804,506

Accrued interest receivable                                                           1,166,849             766,027
Stock in Federal Reserve Bank, at cost                                                  467,400             467,400
Stock in Federal Home Loan Bank of Atlanta, at cost                                   1,670,000             915,000
Foreclosed real estate                                                                  230,000             229,912
Premises and equipment, net (Note E)                                                 10,464,678           5,792,725
Core deposit intangibles, net (Note R)                                                  349,693             398,488
Goodwill (Notes O and R)                                                              1,940,752           1,940,752
Other assets                                                                            887,652             652,302
                                                                               ----------------    ----------------

                                                               TOTAL ASSETS    $    231,053,091    $    160,832,006
                                                                               ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Demand                                                                      $     23,483,390    $     11,904,067
   Savings                                                                            2,406,050           1,967,470
   Money market and NOW                                                              32,034,670          18,521,918
   Time (Note F)                                                                    116,738,918          83,323,879
                                                                               ----------------    ----------------

                                                             TOTAL DEPOSITS         174,663,028         115,717,334

Federal funds purchased (Note G)                                                      3,001,000           3,000,000
Advances from Federal Home Loan Bank (Note G)                                        28,400,000          18,300,000
Accrued expenses and other liabilities                                                1,021,282             816,774
                                                                               ----------------    ----------------

                                                          TOTAL LIABILITIES         207,085,310         137,834,108
                                                                               ----------------    ----------------

Stockholders' Equity (Notes I, K and N)
   Preferred stock, 1,000,000 shares authorized, none issued                                  -                   -
   Common  stock,  no par value,  10,000,000  shares  authorized,
    3,006,007 and  2,732,765  shares  issued and  outstanding  at
    December 31, 2002 and 2001, respectively                                         24,787,736          24,788,037
   Accumulated deficit                                                               (1,301,469)         (1,928,745)
   Accumulated other comprehensive income                                               481,514             138,606
                                                                               ----------------    ----------------

                                                 TOTAL STOCKHOLDERS' EQUITY          23,967,781          22,997,898
                                                                               ----------------    ----------------

Commitments (Notes D and L)

                                                      TOTAL LIABILITIES AND
                                                       STOCKHOLDERS' EQUITY    $    231,053,091    $    160,832,006
                                                                               ================    ================

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


                                                                                       2002               2001
                                                                                  --------------    ---------------

INTEREST INCOME
   Interest and fees on loans                                                     $    8,178,089    $     7,288,058
   Interest on investment securities                                                   1,958,633          1,620,387
   Interest-earning bank deposits                                                         67,059            149,418
   Other interest and dividends                                                          107,062             67,692
                                                                                  --------------    ---------------

                                                       TOTAL INTEREST INCOME          10,310,843          9,125,555
                                                                                  --------------    ---------------

INTEREST EXPENSE
   Money market, NOW and savings deposits                                                284,490            400,638
   Time deposits (Note F)                                                              3,478,497          3,997,685
   Federal funds purchased                                                                16,401             77,889
   Advances from Federal Home Loan Bank                                                1,039,169            582,953
                                                                                  --------------    ---------------

                                                      TOTAL INTEREST EXPENSE           4,818,557          5,059,165
                                                                                  --------------    ---------------

                                                         NET INTEREST INCOME           5,492,286          4,066,390

PROVISION FOR LOAN LOSSES (Note D)                                                       480,000            440,000
                                                                                  --------------    ---------------

                                                   NET INTEREST INCOME AFTER
                                                   PROVISION FOR LOAN LOSSES           5,012,286          3,626,390
                                                                                  --------------    ---------------

NON-INTEREST INCOME
   Service charges on deposit accounts                                                   581,595            380,987
   Other service fee income                                                              486,718            310,869
   Gain on sale of securities                                                            265,859            180,528
   Insurance operations                                                                1,264,445          1,211,588
   Brokerage operations                                                                  192,666            303,039
   Other                                                                                  34,221             33,114
                                                                                  --------------    ---------------

                                                   TOTAL NON-INTEREST INCOME           2,825,504          2,420,125
                                                                                  --------------    ---------------

NON-INTEREST EXPENSE
   Personnel costs                                                                     3,947,146          2,956,096
   Occupancy and equipment                                                               974,298            768,073
   Data processing fees                                                                  493,051            388,245
   Other (Note J)                                                                      1,796,019          1,387,203
                                                                                  --------------    ---------------

                                                  TOTAL NON-INTEREST EXPENSE           7,210,514          5,499,617
                                                                                  --------------    ---------------

                                                  INCOME BEFORE INCOME TAXES             627,276            546,898

INCOME TAXES (Note H)                                                                          -                  -
                                                                                  --------------    ---------------

                                                                  NET INCOME      $      627,276    $       546,898
                                                                                  ==============    ===============

                                                BASIC AND DILUTED NET INCOME
                                                            PER COMMON SHARE      $          .21    $           .23
                                                                                  ==============    ===============

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


                                                                                       2002               2001
                                                                                  --------------    ---------------
Net income                                                                        $      627,276    $       546,898
                                                                                  --------------    ---------------

Other comprehensive income:
   Securities available for sale:
     Unrealized holding gains on available-for-sale securities                           755,667             40,935
       Tax effect                                                                       (226,635)          (113,558)
     Reclassification of gains recognized in net income                                 (265,859)          (180,528)
       Tax effect                                                                         79,735             54,158
                                                                                  --------------    ---------------
         Total other comprehensive income (loss)                                         342,908           (198,993)
                                                                                  --------------    ---------------

Comprehensive income                                                              $      970,184    $       347,905
                                                                                  ==============    ===============


See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                          Accumulated
                                                                                            Other
                                         Common Stock          Additional                 Comprehensive
                                   -------------------------     Paid-In     Accumulated    Income         Total
                                     Shares        Amount        Capital       Deficit      (Loss)        Equity
                                   -----------   -----------  -----------   -----------   -----------  ------------

Balance at December 31, 2000         1,621,792   $ 8,108,960  $ 7,469,945   $(2,475,643)  $   337,599  $ 13,440,861

  Net income                                 -             -            -       546,898             -       546,898

  Other comprehensive loss                   -             -            -             -      (198,993)     (198,993)

  Issuance of common stock           1,110,973     5,554,865    3,654,267             -             -     9,209,132

  Effect of holding company
    reorganization                           -    11,124,212  (11,124,212)            -             -             -
                                   -----------   -----------  -----------   -----------   -----------  ------------

Balance at December 31, 2001         2,732,765    24,788,037            -    (1,928,745)      138,606    22,997,898

  Net income                                 -             -            -       627,276             -       627,276

  Other comprehensive income                 -             -            -             -       342,908       342,908

  Shares issued in 11-for-10 stock
    split effected as a 10% stock
    dividend                           273,242             -            -             -             -             -

  Cash paid for fractional shares            -          (301)           -             -             -          (301)
                                   -----------   -----------  -----------   -----------   -----------  ------------

Balance at December 31, 2002         3,006,007   $24,787,736  $         -   $(1,301,469)  $   481,514  $ 23,967,781
                                   ===========   ===========  ===========   ===========   ===========  ============


See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


                                                                                        2002              2001
                                                                                   --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                      $      627,276    $      546,898
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Amortization of intangibles                                                           48,705           254,002
     Depreciation and amortization                                                        555,219           237,988
     Realized gain on available-for-sale securities                                      (265,859)         (180,528)
     Realized loss on sale of foreclosed real estate                                       36,536                 -
     Provision for loan losses                                                            480,000           440,000
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable                                (400,822)           67,542
       Increase in other assets                                                          (235,260)         (252,691)
       Increase in accrued expenses and other liabilities                                  57,608           289,453
                                                                                   --------------    --------------

                                                          NET CASH PROVIDED BY
                                                          OPERATING ACTIVITIES            903,403         1,402,664
                                                                                   --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of available-for-sale securities                                         (45,289,461)      (30,398,637)
   Maturities, sales and calls of available-for-sale securities                        32,472,334        21,293,722
   Net increase in loans from originations and repayments                             (54,672,101)      (31,731,887)
   Proceeds from sale of foreclosed real estate                                           193,376           151,053
   Purchases of premises and equipment                                                 (5,029,324)       (2,062,175)
   Purchase of Federal Reserve Bank stock                                                       -          (467,400)
   Purchase of Federal Home Loan Bank stock                                              (755,000)         (590,000)
   Net cash (paid) received in branch and subsidiary acquisitions                               -          (600,000)
                                                                                   --------------    --------------

                                                              NET CASH USED BY
                                                          INVESTING ACTIVITIES        (73,080,176)      (44,405,324)
                                                                                   --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in deposits                                                                58,945,694        25,424,750
   Net increase in FHLB advances                                                       10,100,000        11,800,000
   Net increase in federal funds purchased                                                  1,000         3,000,000
   Net repayments on other borrowings                                                           -           (92,585)
   Proceeds from issuance of common stock                                                       -         9,209,132
   Cash paid for fractional shares                                                           (301)                -
                                                                                   --------------    --------------

                                                          NET CASH PROVIDED BY
                                                          FINANCING ACTIVITIES         69,046,393        49,341,297
                                                                                   --------------    --------------

                                                   NET INCREASE (DECREASE) IN
                                                     CASH AND CASH EQUIVALENTS         (3,130,380)        6,338,637

CASH AND CASH EQUIVALENTS, BEGINNING                                                   12,638,858         6,300,221
                                                                                   --------------    --------------

                                             CASH AND CASH EQUIVALENTS, ENDING     $    9,508,478    $   12,638,858
                                                                                   ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                                   $    4,772,283    $    4,707,079
                                                                                   ==============    ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
   Unrealized holding gains (losses) on available-for-sale securities, net         $      342,908    $     (198,993)
                                                                                   ==============    ==============

   Transfer from loans to real estate acquired in settlement of loans              $      230,000    $      380,965
                                                                                   ==============    ==============

Noncash assets acquired and liabilities assumed in a business combination are presented in Note P.


See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


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

The Bank is engaged in general commercial and retail banking in Northeastern North Carolina, principally Pasquotank, Camden and Washington Counties, and in the Tidewater area of Southeastern Virginia, operating under state banking laws and the rules and regulations of the Federal Deposit Insurance Corporation, the North Carolina Commissioner of Banks and the Virginia Bureau of Financial Institutions. The Bank undergoes periodic examinations by those regulatory authorities.

The Bank has two wholly-owned subsidiaries, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency with offices in Edenton, Hertford, Elizabeth City and Kitty Hawk, North Carolina.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Gateway Financial Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

CASH AND CASH EQUIVALENTS

For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions "Cash and due from banks" and "Interest-earning deposits in other banks."

INVESTMENT SECURITIES HELD TO MATURITY

Investment securities that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale are reported at fair value and consist of debt instruments that are not classified as either trading securities or as held to maturity securities. Unrealized holding gains and losses, net of deferred income tax, on available for sale securities are reported as a net amount in other comprehensive income. Gains and losses on the sale of investment securities available for sale are determined using the specific-identification method. Declines in the fair value of individual held to maturity and investment securities available for sale below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management's internal review of the loan portfolio. Loans are considered impaired when it is probable that all amounts due under the contractual terms of the loan will not be collected. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if readily determinable. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

FORECLOSED REAL ESTATE

Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations of the property are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INTANGIBLE ASSETS

Branch and business acquisitions typically result in the Company recording certain intangible assets, principally deposit base premiums and goodwill. The Company's policy is to amortize core deposit intangibles on a straight-line basis over ten years. Other acquisition-related intangible assets, including goodwill and intangible assets previously subject to Statement of Financial Accounting Standards No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, are subject to periodic review and are adjusted for any impairment in value. As discussed in RECENT ACCOUNTING PRONOUNCEMENTS below, recently issued accounting pronouncements have significantly affected the way the Company records and accounts for acquisition-related intangible assets.

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

COMPREHENSIVE INCOME

The Company reports as comprehensive income all changes in shareholders' equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company's only component of other comprehensive income is unrealized gains and losses on investment securities available for sale.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

                                                                                        2002              2001
                                                                                   --------------    --------------
                                                                                       (Amounts in thousands,
                                                                                       except per share data)
   Net income:
     As reported                                                                   $          627    $          547
       Deduct:   Total stock-based employee compensation
                 expense determined under fair value method
                 for all awards, net of related tax effects                                   210               534
                                                                                   --------------    --------------
     Pro forma                                                                     $          417    $           13
                                                                                   ==============    ==============

   Basic net income per share:
     As reported                                                                   $          .21    $          .23
     Pro forma                                                                                .14               .01

   Diluted net income per share:
     As reported                                                                   $          .21    $          .23
     Pro forma                                                                                .14               .01

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

The basic and diluted weighted average shares outstanding are as follows:

                                                                                       2002               2001
                                                                                   -------------     --------------

     Weighted average outstanding shares used for basic EPS                            3,006,007          2,403,046

     Plus incremental shares from assumed exercise of:
       Stock options                                                                       6,645              6,455
       Warrants                                                                                -                  -
                                                                                   -------------     --------------

     Weighted average outstanding shares used for diluted EPS                          3,012,652          2,409,501
                                                                                   =============     ==============

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PER SHARE RESULTS (CONTINUED)

There were no adjustments required to be made to net income in the computation of diluted earnings per share. For the years ended December 31, 2002 and 2001, there were options of 499,939 and 298,490, respectively, that were antidilutive since the exercise price exceeded the average market price of the Company's common stock for the year. In addition, for the years ended December 31, 2002 and 2001 there were warrants to purchase 1,222,070 shares of common stock that were antidilutive since the exercise price exceeded the average market price of the Company's common stock for the year. These options and warrants have been omitted from the calculation of diluted earnings per share for their respective years.

On May 14, 2002, the Company's Board of Directors declared an 11-for-10 stock split to be effected in the form of a 10% stock dividend, which was distributed June 5, 2002 to shareholders of record on May 22, 2002. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect the effects of this stock split.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. The Company adopted this statement July 1, 2001. SFAS No. 142 requires that all goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that identifiable intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Certain provisions of SFAS No. 142 relating to business combinations consummated after June 30, 2001 were adopted by the Company on July 1, 2001. The remaining provisions were adopted on January 1, 2002. In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The Company completed this assessment during 2002 and determined that there was no goodwill impairment.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 also supersedes Accounting Principals Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement was adopted by the Company on January 1, 2002 and did not have a material impact on the Company's financial statements.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Bank or Thrift Institutions. This statement requires financial institutions to reclassify goodwill arising from a qualified business acquisition from SFAS No. 72 goodwill to goodwill subject to the provisions of SFAS No. 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to SFAS No.
142. The Company adopted SFAS No. 147 in the fourth quarter of 2002. At the time of adoption, the Company had $1,278,571 in unamortized SFAS No. 72 goodwill that arose from the acquisition of two branches in 2000. Amortization expense of Statement 72 goodwill amounting to $28,205 for the nine months ended September 30, 2002 was removed from expense in connection with the adoption of SFAS No.
147. Retroactively restated operating results for the three quarters ended September 30, 2002 are presented in Note S.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The disclosure provisions of FIN 45 are effective for the Company on December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is in the process of assessing the impact of FIN 45 on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to account for its stock-based compensation in accordance with APB 25 and has adopted the disclosure provisions of SFAS No. 148 effective for the years presented herein.

RECLASSIFICATIONS

Certain amounts for 2001 and 2000 have been reclassified to conform to the classifications adopted for 2002. These reclassifications had no effect on net income or stockholders' equity as previously reported.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE C - INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification:

                                                                         December 31, 2002
                                                -------------------------------------------------------------------
                                                                      Gross             Gross
                                                   Amortized       Unrealized        Unrealized           Fair
                                                     Cost             Gains            Losses             Value
                                                -------------     -------------    --------------    --------------
Securities available-for-sale:
   U. S. government securities and obligations
    of U. S. government agencies                $  24,020,616     $     292,750    $            -    $   24,313,366
   Corporate debt securities                        1,396,828            41,651                 -         1,438,479
   Mortgage-backed securities                      18,495,724           354,934             1,521        18,849,137
                                                -------------     -------------    --------------    --------------

                                                $  43,913,168     $     689,335    $        1,521    $   44,600,982
                                                =============     =============    ==============    ==============

                                                                         December 31, 2001
                                                -------------------------------------------------------------------
                                                                      Gross             Gross
                                                   Amortized       Unrealized        Unrealized           Fair
                                                     Cost             Gains            Losses             Value
                                                -------------     -------------    --------------    --------------
Securities available-for-sale:
   U. S. government securities and obligations
    of U. S. government agencies                $  16,807,235     $      93,405     $      64,312    $   16,836,328
   Corporate debt securities                          377,219                 -             1,747           375,472
   Mortgage-backed securities                      13,843,576           170,660                 -        14,014,236
                                                -------------     -------------    --------------    --------------

                                                $  31,028,030     $     264,065    $       66,059    $   31,226,036
                                                =============     =============    ==============    ==============

Proceeds from maturities, sales and calls of investment securities during the years ended December 31, 2002 and 2001 were $32.5 million and $21.3 million, respectively. From those transactions, the Company realized gross gains of $265,859 and $186,638 and gross losses of $0 and $6,110 in 2002 and 2001, respectively.

The amortized cost and fair values of securities available-for-sale at December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                     Amortized            Fair
                                                                                       Cost               Value
                                                                                  --------------    ---------------

         Due within one year                                                      $            -    $             -
         Due after one year through five years                                        15,767,849         16,084,579
         Due after five years through ten years                                       15,766,103         15,884,782
         Due after ten years                                                          12,379,216         12,631,621
                                                                                  --------------    ---------------

                                                                                  $   43,913,168    $    44,600,982
                                                                                  ==============    ===============

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE C - INVESTMENT SECURITIES (CONTINUED)

Securities with an amortized cost of $40,016,000 and $26,643,000 and a fair value of $40,660,000 and $26,845,000 at December 31, 2002 and 2001,
respectively, were pledged to secure FHLB advances and public monies on deposit as required by law.


NOTE D - LOANS

A summary of the balances of loans follows:

                                                                                            December 31,
                                                                                  ---------------------------------
                                                                                      2002                2001
                                                                                  --------------    ---------------
                                                                                       (Dollars in thousands)

         Commercial                                                               $       78,428    $        61,364
         Real estate - construction                                                       22,861             10,050
         Real estate - commercial mortgage                                                32,932             15,401
         Real estate - 1-4 family mortgage                                                 6,932              7,074
         Consumer                                                                         12,501              7,692
         Home equity lines of credit                                                       7,834              5,659
                                                                                  --------------    ---------------

         Subtotal                                                                        161,488            107,240

         Less:  Allowance for loan losses                                                 (1,721)            (1,435)
                                                                                  --------------    ---------------

         Net loans                                                                $      159,767    $       105,805
                                                                                  ==============    ===============

Loans are primarily made in Northeastern North Carolina, principally Pasquotank, Camden and Washington Counties, and the Tidewater area of Southeastern Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans and loans to individuals can be affected by the local economic conditions. Impaired loans at December 31, 2002 consisted of loans of approximately $1,328,000 that were more than 90 days delinquent and on which the accrual of interest had ceased. Interest income that would have been recorded on nonaccrual loans totaled $100,008 for the year ended December 31, 2002. There were no nonaccrual, restructured or impaired loans at December 31, 2001.

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

A summary of related party loan transactions is as follows:

                                                                                      2002
                                                                                  --------------
         Balance at beginning of year                                             $    7,385,564
         Additions                                                                     5,143,646
         Loan repayments                                                              (4,293,656)
                                                                                  --------------

         Balance at end of year                                                   $    8,235,554
                                                                                  ==============

At December 31, 2002, the Company had pre-approved but unused lines of credit totaling $1.6 million to directors, executive officers and their related interests. At December 31, 2002, the Company had made no commitments to extend credit to directors, executive officers and their related interests.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE D - LOANS (CONTINUED)

An analysis of the allowance for loan losses follows:

                                                                    2002               2001               2000
                                                               --------------     --------------    ---------------

         Balance at beginning of year                          $    1,435,185     $    1,027,834    $       462,483
                                                               --------------     --------------    ---------------

         Provision charged to operations                              480,000            440,000            482,000
                                                               --------------     --------------    ---------------

         Allowance for loan losses on loans purchased                       -                  -             90,531
                                                               --------------     --------------    ---------------

         Charge-offs                                                 (194,694)           (36,447)            (7,180)
         Recoveries                                                       261              3,798                  -
                                                               --------------     --------------    ---------------
         Net charge-offs                                             (194,433)           (32,649)            (7,180)
                                                               --------------     --------------    ---------------

         Balance at end of year                                $    1,720,752     $    1,435,185    $     1,027,834
                                                               ==============     ==============    ===============


NOTE E - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2002 and 2001:

                                                                                       2002               2001
                                                                                  --------------    ---------------

         Land                                                                     $    1,782,092    $     1,736,082
         Furniture and equipment                                                       2,477,195          1,248,642
         Vehicles                                                                        180,273            151,933
         Buildings and improvements                                                    6,443,752          2,808,970
         Construction in progress                                                        414,033            393,598
         Accumulated depreciation                                                       (832,667)          (546,500)
                                                                                  --------------    ---------------

         Total                                                                    $   10,464,678    $     5,792,725
                                                                                  ==============    ===============

Depreciation and amortization amounting to $357,371 and $237,988 for the years ended December 31, 2002 and 2001, respectively, is included in occupancy and equipment expense.

The Company leases, under separate agreements, land on which the permanent headquarters and adjacent parking lot are located. The Company also leases land on which its Chesapeake, Virginia branch is located, as well as, its operations facility and branch facilities in Virginia Beach, Virginia and Edenton, North Carolina. These leases expire at various dates through December 31, 2019. Future rentals under these leases are as follows:

                2003                          $      252,494
                2004                                 264,299
                2005                                 247,094
                2006                                 185,156
                2007                                 110,051
             Thereafter                              908,666
                                              --------------

                                              $    1,967,760
                                              ==============

Rental expense amounted to $255,989 and $204,192 during the years ended December 31, 2002 and 2001, respectively.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE E - PREMISES AND EQUIPMENT (CONTINUED)

Certain leases contain options to extend for up to three consecutive five-year terms. The Company has an option to purchase the land on which its permanent headquarters are affixed at the end of the twenty-year lease term for a cost of $300,000.


NOTE F - DEPOSITS

The weighted average cost of time deposits was 3.17% and 4.20% at December 31, 2002 and 2001, respectively.

Time deposits in denominations of $100,000 or more were $44.9 million and $34.2 million at December 31, 2002 and 2001, respectively. Interest expense on such deposits aggregated $2.1 million in 2002 and $2.1 million in 2001. At December 31, 2002, the scheduled maturities of time deposits are as follows:

                                                                  $100,000             Under
                                                                  and Over           $100,000             Total
                                                               --------------     --------------    ---------------

         2003                                                  $   32,319,472     $   40,364,361    $    72,683,833
         2004                                                       9,500,265         22,049,066         31,549,331
         2005                                                       2,087,828          8,370,786         10,458,614
         2006                                                         766,533            874,826          1,641,359
         2007                                                         186,103            216,729            402,832
         Thereafter                                                         -              2,949              2,949
                                                               --------------     --------------    ---------------


         Total                                                 $   44,860,201     $   71,878,717    $   116,738,918
                                                               ==============     ==============    ===============


NOTE G - ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of Atlanta consisted of the following at December 31, 2002 and 2001:

                                                   Interest
               Maturity                              Rate                              2002               2001
         --------------------                   --------------                    --------------    ---------------
         November 6, 2002                              2.43%                      $            -    $     5,000,000
         December 26, 2002                             4.30%                                   -          5,000,000
         February 20, 2003                             1.34%                           5,000,000                  -
         May 21, 2003                                  1.51%                           5,000,000                  -
         December 19, 2003                             1.80%                           5,000,000                  -
         February 27, 2006                             5.45%                           1,400,000          1,800,000
         March 17, 2010                                5.71%                           1,500,000          1,500,000
         November 10, 2010                             5.43%                           5,000,000          5,000,000
         January 24, 2012                              3.88%                           5,500,000                  -
                                                                                  --------------    ---------------

                                                                                  $   28,400,000    $    18,300,000
                                                                                  ==============    ===============

Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2002 advances are secured by investment securities available for sale and by loans with a carrying amount of $5.2 million, which approximates market value. The Company has a maximum borrowing availability from FHLB equal to 25% of total assets.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE G - ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS (CONTINUED)

The Company may purchase federal funds through unsecured federal funds lines of credit totaling $34.7 million. This line is intended for short-term borrowings and is subject to restrictions limiting the frequency and term of advances. This line of credit is payable on demand and bears interest based upon the daily federal funds rate. The Company had $3.0 million outstanding on this line of credit as of December 31, 2002. The maximum amount outstanding under this line of credit at any month-end during 2002 was $4.2 million.


NOTE H - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2002 and 2001.

                                                                                       2002               2001
                                                                                  --------------    ---------------
      Current tax provision                                                       $            -    $             -
      Deferred tax provision                                                             233,000            213,000
                                                                                  --------------    ---------------

             Provision for income tax expense before
              adjustment to deferred tax asset valuation
              allowance                                                                  233,000            213,000

      Decrease in valuation allowance                                                   (233,000)          (213,000)
                                                                                  --------------    ---------------

             Net provision for income taxes                                       $            -    $             -
                                                                                  ==============    ===============

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

                                                                                       2002               2001
                                                                                  --------------    ---------------

      Tax computed at the statutory federal rate                                  $      213,000    $       186,000

      Increase (decrease) resulting from:
        State income taxes, net of federal benefit                                        20,000             16,000
        Adjustment to deferred tax asset valuation allowance                            (233,000)          (213,000)
        Other permanent differences                                                            -             11,000
                                                                                  --------------    ---------------

             Provision for income taxes                                           $            -    $             -
                                                                                  ==============    ===============

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE H - INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2002 and 2001 are as follows:

                                                                                       2002               2001
                                                                                  --------------    ---------------

         Deferred tax assets relating to:
            Allowance for loan losses                                             $      521,000    $       442,000
            Amortization of intangible assets                                                  -             46,000
            Pre-opening costs and expenses                                                47,000             97,000
            Net operating loss carryforwards                                             234,000            309,000
            Other                                                                         91,000             74,000
                                                                                  --------------    ---------------

                  Total deferred tax assets                                              893,000            968,000

         Less valuation allowance                                                       (595,000)          (828,000)
                                                                                  --------------    ---------------

                  Net deferred tax assets                                                298,000            140,000
                                                                                  --------------    ---------------

         Deferred tax liabilities relating to:
            Depreciation                                                                (189,000)           (76,000)
            Deferred loan costs                                                         (107,000)           (64,000)
            Amortization of intangible assets                                             (2,000)                 -
            Unrealized securities gains                                                 (206,300)           (59,400)
                                                                                  --------------    ---------------

                  Total deferred tax liabilities                                        (504,300)          (199,400)
                                                                                  --------------    ---------------

                  Net recorded deferred tax liability                             $     (206,300)   $       (59,400)
                                                                                  ==============    ===============

The Company has net operating loss carryforwards of approximately $650,000, expiring at various dates through 2020, which are available to offset future taxable income.


NOTE I - COMMON STOCK WARRANTS

In connection with the sale of common stock in a secondary stock offering in 2002, the Company issued 1,110,973 warrants for the purchase of the Company's common stock. Each warrant enables the holder to purchase 1.1 shares of common stock at $10.09 per share at any time until June 30, 2004.


NOTE J - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense for the years ended December 31, 2002 and 2001 are as follows:

                                                                                       2002               2001
                                                                                  --------------    ---------------

         Professional services                                                    $      409,367    $       224,028
         Postage, printing and office supplies                                           450,521            314,986
         Advertising and promotion                                                       138,269             83,136
         Amortization of intangibles                                                      48,705            254,002
         Other                                                                           749,157            511,051
                                                                                  --------------    ---------------

         Total                                                                    $    1,796,019    $     1,387,203
                                                                                  ==============    ===============

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE K - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2002, that the Company meets all capital adequacy requirements to which it is subject. The Company's only significant asset is its investment in Gateway Bank & Trust Co. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank.

As of December 31, 2002 and 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are also presented in the table below as of December 31, 2002:

                                                                                              Minimum to be Well
                                                                                               Capitalized under
                                                                     Minimum for Capital       Prompt Corrective
                                                 Actual               Adequacy Purposes        Action Provisions
                                         -----------------------  -----------------------   -----------------------
                                           Amount        Ratio      Amount        Ratio       Amount        Ratio
                                         ----------   ----------  -----------  ----------   ----------  -----------
                                                                   (Dollars in thousands)

AS OF DECEMBER 31, 2002:

Total Capital (to Risk-Weighted Assets)  $   22,917       12.51%  $    14,659       8.00%   $   18,323       10.00%

Tier I Capital (to Risk-Weighted Assets)     21,196       11.57%        7,329       4.00%       10,994        6.00%

Tier I Capital (to Average Assets)           21,196        9.71%        8,734       4.00%       10,918        5.00%

AS OF DECEMBER 31, 2001:

Total Capital (to Risk-Weighted Assets)  $   21,955       17.89%  $     9,818       8.00%   $   12,273       10.00%

Tier I Capital (to Risk-Weighted Assets)     20,520       16.72%        4,909       4.00%        7,364        6.00%

Tier I Capital (to Average Assets)           20,520       13.74%        5,975       4.00%        7,469        5.00%


The Bank may not declare or pay a cash dividend, or repurchase any of its capital stock, if the effect would cause the regulatory net worth of the Bank to fall to an amount which is less than the minimum required by the FDIC and the North Carolina Office of the Commissioner of Banks.


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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE L - OFF-BALANCE SHEET RISK (CONTINUED)

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

A summary of the contract amount of the Company's exposure to off-balance sheet risk as of December 31, 2002 is as follows:

                  Financial instruments whose contract amounts represent credit risk:
                    Commitments to extend credit                                   $   13,749,000
                    Undisbursed lines of credit                                        36,901,000
                    Standby letters of credit                                           1,059,000


NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

STOCK IN FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK OF ATLANTA

The fair value for FRB and FHLB stock approximates carrying value, based on the redemption provisions of the Federal Reserve Bank and Federal Home Loan Bank.

DEPOSITS

The fair value of demand, savings, money market and NOW account deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated based on discounting expected cash flows using the rates currently offered for instruments of similar remaining maturities.

BORROWINGS

The fair values are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

With regard to financial instruments with off-balance sheet risk discussed in Note L, it is not practicable to estimate the fair value of future financing commitments.

The carrying amounts and estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2002 and 2001:

                                                               2002                               2001
                                                 -------------------------------    -------------------------------
                                                    Carrying         Estimated         Carrying         Estimated
                                                     Amount         Fair Value          Amount         Fair Value
                                                 -------------     -------------    -------------     -------------
                                                                           (In thousands)
     Financial assets:
       Cash and due from banks                   $       7,639     $       7,639    $       4,739     $       4,739
       Interest-earning deposits with banks              1,869             1,869            7,900             7,900
       Investment securities                            44,601            44,601           31,226            31,226
       Federal Reserve Bank stock                          467               467              467               467
       Federal Home Loan Bank stock                      1,670             1,670              915               915
       Loans                                           159,767           159,863          105,805           106,415
     Financial liabilities:
       Deposits                                        174,663           175,248          115,717           116,509
       Borrowings                                       31,401            32,077           21,300            21,600


NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) RETIREMENT PLAN

The Company has a 401(k) retirement plan that contains provisions for specified matching contributions by the Bank. The Company funds contributions as they accrue. Total 401(k) expense was $147,924 and $118,227 during the years ended December 31, 2002 and 2001, respectively.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS (CONTINUED)

STOCK OPTION PLANS

During 1999 the Bank adopted, with shareholder approval, an Employee Stock Option Plan (the "Employee Plan") and a Director Stock Option Plan (the "Director Plan"). During 2001 the Company increased by 270,000 the number of shares available under its option plans, including 110,000 incentive stock options were approved by shareholders at the 2002 shareholder meeting, and made certain grants of options. All options granted to non-employee directors vested immediately at the time of grant, while all other options vest over a four-year period with 20% vesting on the grant date and 20% vesting annually thereafter. All unexercised options expire ten years after the date of grant.
A summary of the Bank's option plans as of and for the years ended December 31, 2002 and 2001, including activity discussed above which is subject to shareholder approval, is as follows:

                                                                          Outstanding Options               Exercisable Options
                                                                     ----------------------------       ---------------------------
                                                     Shares                             Weighted                          Weighted
                                                   Available                            Average                           Average
                                    Shares         for Future           Number          Exercise          Number          Exercise
                                   in Plans          Grants          Outstanding          Price         Outstanding         Price
                                -------------      ----------        -----------       ----------       -----------       ---------
At December 31, 2000               356,802                15            356,787           $9.13           225,655           $9.22

  Options authorized               297,000           297,000               --              --                --              --
  Options granted/vested              --            (259,597)           259,597            8.18           179,138            8.39
  Options forfeited                   --               2,750             (2,750)           9.09              (880)           9.43
                                  --------          --------           --------           -----          --------           -----

At December 31, 2001               653,802            40,168            613,634            8.73           403,913            8.85

  Options granted/vested              --             (22,000)            22,000            8.68            72,307            8.72
                                  --------          --------           --------           -----          --------           -----


At December 31, 2002               653,802            18,168            635,634           $8.73           476,220           $8.83
                                  ========          ========           ========           =====          ========           =====

The weighted average remaining life of total options outstanding and options exercisable as of December 31, 2002 is 7.6 years and 7.9 years, respectively. The fair value of each option granted in 2002 and 2001 was $3.17 and $2.99, respectively, and was determined as of the date of grant using the Black-Scholes option pricing model, assuming a risk-free interest rate of 3%, a dividend yield of 0%, volatility of 24%, and an expected life of seven years.

EMPLOYMENT CONTRACTS

The Company has entered into employment agreements with its chief executive officer and five other officers to ensure a stable and competent management base. The agreements provide for a three-year term, but the agreements may be extended for an additional year at the end of the first year and annually thereafter. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers' rights to receive certain vested rights, including compensation. In the event of a change in control of the Bank and in certain other events, as defined in the agreements, the Bank or any successor to the Company will be bound to the terms of the contracts.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE O - ACQUISITIONS

During the year ended December 31, 2001, the Company Fidelity Insurance ("Fidelity"), an insurance agency. The details of this acquisition, with dollar amounts presented in thousands, are as follows:

                                                                                                        Fidelity
                                                                                                    ---------------

         Acquisition date                                                                             January 2001

         Business segment                                                                               Insurance

         Interest acquired                                                                                100%

         Method of accounting                                                                           Purchase


         Consideration paid                                                                         $           600
                                                                                                    ===============


         Assets acquired:
            Cash and equivalents                                                                    $            11
            Premises and equipment                                                                               19
                                                                                                    ---------------
                  Total assets acquired                                                                          30
                                                                                                    ---------------
         Liabilities assumed:
            Accounts payable and accrued expenses                                                               109
                                                                                                    ---------------
              Fair value of identifiable net liabilities acquired                                               (79)
            Goodwill                                                                                            679
                                                                                                    ---------------
                  Cash consideration paid                                                           $           600
                                                                                                    ===============

The Company did not complete any acquisitions or divestitures during 2002.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE P - PARENT COMPANY FINANCIAL DATA

Gateway Financial Holdings, Inc. became the holding company for Gateway Bank & Trust Co. effective October 1, 2001. Following are condensed financial statements of Gateway Financial Holdings, Inc. as of and for the year ended December 31, 2002 and three months ended December 31, 2001, presented in thousands.

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                                       2002               2001
                                                                                  --------------    ---------------
         Asset - investment in subsidiaries                                       $       23,968    $        22,998
                                                                                  ==============    ===============

         Stockholders' equity:
            Common stock                                                          $       24,788    $        24,788
            Accumulated deficit                                                           (1,302)            (1,929)
            Accumulated other comprehensive income                                           482                139
                                                                                  --------------    ---------------

                                                                                  $       23,968    $        22,998
                                                                                  ==============    ===============

                       CONDENSED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                       2002               2001
                                                                                  --------------    ---------------
         Equity in net income of subsidiaries and net income                      $          627    $           547
                                                                                  ==============    ===============


NOTE Q - BUSINESS SEGMENT REPORTING

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

                                                       At or for the Year Ended December 31, 2002
                                     ------------------------------------------------------------------------------
                                     Consolidated     Adjustments        Banking        Brokerage        Insurance
                                     ------------    ------------     ------------    ------------     ------------
Total interest income                $     10,311    $         (2)    $     10,313    $          -     $          -
Total interest expense                      4,819              (2)           4,819               -                2
                                     ------------    ------------     ------------    ------------     ------------
   Net interest income                      5,492               -            5,494               -               (2)
Provision for loan losses                     480               -              480               -                -
                                     ------------    ------------     ------------    ------------     ------------
   Net interest income after
     provision for loan losses              5,012               -            5,014               -               (2)
Non-interest income                         2,825            (111)           1,364             193            1,379
Non-interest expense                        7,210            (115)           5,751             196            1,378
                                     ------------    ------------     ------------    ------------     ------------
   Income before income taxes                 627               4              627              (3)              (1)
Provision for income taxes                      -               -                -               -                -
                                     ------------    ------------     ------------    ------------     ------------
   Net income                        $        627    $          4     $        627    $         (3)    $         (1)
                                     ============    ============     ============    ============     ============

Period end total assets              $    231,053    $       (893)    $    230,867    $         33     $      1,046
                                     ============    ============      ===========    ============     ============

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE Q - BUSINESS SEGMENT REPORTING (CONTINUED)

                                                       At or for the Year Ended December 31, 2001
                                     ------------------------------------------------------------------------------
                                     Consolidated     Adjustments        Banking        Brokerage        Insurance
                                     ------------    ------------     ------------    ------------     ------------
Total interest income                $      9,126    $         (3)    $      9,129    $          -     $          -
Total interest expense                      5,059              (3)           5,056               -                6
                                     ------------    ------------     ------------    ------------     ------------
   Net interest income                      4,067               -            4,073               -               (6)
Provision for loan losses                     440               -              440               -                -
                                     ------------    ------------     ------------    ------------     ------------
   Net interest income after
     provision for loan losses              3,627               -            3,633               -               (6)
Non-interest income                         2,420             (39)             904             303            1,252
Non-interest expense                        5,500             (40)           3,990             304            1,246
                                     ------------    ------------     ------------    ------------     ------------
   Income before income taxes                 547               1              547              (1)               -
Provision for income taxes                      -               -                -               -                -
                                     ------------    ------------     ------------    ------------     ------------
   Net income                        $        547    $          1     $        547    $         (1)    $          -
                                     ============    ============     ============    ============     ============

Period end total assets              $    160,832    $     (1,099)    $    160,861    $         37     $      1,033
                                     ============    ============      ===========    ============     ============


NOTE R - INTANGIBLE ASSETS

The following is a summary of intangible assets as of December 31, 2002 and 2001. Amounts presented include the effects of the fourth quarter 2002 adoption of SFAS No. 147, as discussed in Note B.

                                                                                      2002               2001
                                                                                  --------------    ---------------
                                                                                           (In thousands)
 Intangibles assets subject to future amortization:
     Core deposit intangibles - gross                                             $          488    $           488
       Less accumulated amortization                                                        (138)               (89)
                                                                                  --------------    ---------------
     Core deposit intangibles - net                                               $          350    $           399
                                                                                  ==============    ===============

 Intangible assets not subject to future amortization:
     Goodwill - banking segment                                                   $        1,307    $         1,307
     Goodwill - insurance segment                                                            634                634
                                                                                  --------------    ---------------
                                                                                  $        1,941    $         1,941
                                                                                  ==============    ===============

The following table presents the estimated amortization expense (in thousands) for intangible assets for each of the five years ending December 31, 2007 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful life of amortizing intangible assets.

            2003                               $           49
            2004                                           49
            2005                                           49
            2006                                           49
            2007                                           49
            Thereafter                                    105
                                               --------------

                                               $          350
                                               ==============

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE R - INTANGIBLE ASSETS (CONTINUED)

The following tables present the adjusted effect on net income and on basic and diluted earnings per share of excluding the amortization of goodwill for the year ended December 31, 2002 and 2001:


                                                                                       Year Ended December 31,
                                                                                  ---------------------------------
                                                                                      2002               2001
                                                                                  --------------    ---------------
         Net income                                                               $      627,276    $       546,898
         Add back goodwill amortization                                                        -            205,297
                                                                                  --------------    ---------------
            Adjusted net income                                                   $      627,276    $       752,195
                                                                                  ==============    ===============

         Basic net income per share                                               $          .21    $           .23
         Add back goodwill amortization                                                        -                .09
                                                                                  --------------    ---------------
            Adjusted basic net income per share                                   $          .21    $           .31
                                                                                  ==============    ===============

         Diluted net income per shares                                            $          .21    $           .23
         Add back goodwill amortization                                                        -                .09
                                                                                  --------------    ---------------
            Adjusted diluted net income per share                                 $          .21    $           .31
                                                                                  ==============    ===============


NOTE S - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth, for the periods indicated, certain consolidated quarterly financial information. This information is derived from unaudited financial statements, which include, in the opinion of the Company's management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information includes the restatement of 2002 quarterly operating results required by SFAS No. 147, as discussed in Note B.

                                                                    Year Ended December 31, 2002
                                                 ------------------------------------------------------------------
                                                     Fourth            Third            Second            First
                                                     Quarter          Quarter           Quarter          Quarter
                                                 -------------     -------------    -------------     -------------
                                                                (In thousands, except per share data)
         Interest income                         $       2,873     $       2,708    $       2,474     $       2,256
         Interest expense                                1,295             1,251            1,156             1,117
                                                 -------------     -------------    -------------     -------------

         Net interest income                             1,578             1,457            1,318             1,139
         Provision for loan losses                         125               155              125                75
                                                 -------------     -------------    -------------     -------------

         Net interest income after provision
           for loan losses                               1,453             1,302            1,193             1,064
         Non-interest income                               887               726              662               551
         Non-interest expense                            2,167             1,848            1,700             1,496
                                                 -------------     -------------    -------------     -------------

         Income before income taxes                        173               180              155               119
         Income taxes                                        -                 -                -                 -
                                                 -------------     -------------    -------------     -------------

         Net income                              $         173     $         180    $         155     $         119
                                                 =============     =============    =============     =============

         Net income per share:
           Basic                                 $        0.06     $        0.06    $        0.05     $        0.04
           Diluted                                        0.06              0.06             0.05              0.04

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE S - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                                    Year Ended December 31, 2001
                                                 ------------------------------------------------------------------
                                                     Fourth            Third            Second            First
                                                     Quarter          Quarter           Quarter          Quarter
                                                 -------------     -------------    -------------     -------------
                                                                (In thousands, except per share data)

         Interest income                         $       2,215     $       2,357    $       2,305     $       2,249
         Interest expense                                1,169             1,275            1,320             1,295
                                                 -------------     -------------    -------------     -------------

         Net interest income                             1,046             1,082              985               954
         Provision for loan losses                          75               105              120               140
                                                 -------------     -------------    -------------     -------------

         Net interest income after provision
           for loan losses                                 971               977              865               814
         Non-interest income                               636               535              641               608
         Non-interest expense                            1,478             1,362            1,368             1,292
                                                 -------------     -------------    -------------     -------------

         Income before income taxes                        129               150              138               130
         Income taxes                                        -                 -                -                 -
                                                 -------------     -------------    -------------     -------------

         Net income                              $         129     $         150    $         138     $         130
                                                 =============     =============    =============     =============

         Net income per share:
           Basic                                 $        0.04     $        0.05    $        0.08     $        0.07
           Diluted                                        0.04              0.05             0.08              0.07

      ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

None.

                                    PART III

     ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE
                               WITH SECTION 16(a)

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on April 30, 2003.

                        ITEM 10 - EXECUTIVE COMPENSATION

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on April 30, 2003.

    ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on April 30, 2003.

The following table sets forth equity compensation plan information at December 31, 2002.

                                       EQUITY COMPENSATION PLAN INFORMATION
   --------------------------- ------------------------- ------------------------- ------------------------------
                                                                                       NUMBER OF SECURITIES
                                 NUMBER OF SECURITIES                                 REMAINING AVAILABLE FOR
                                     TO BE ISSUED            WEIGHTED-AVERAGE          FUTURE ISSUANCE UNDER
                                   UPON EXERCISE OF         EXERCISE PRICE OF        EQUITY COMPENSATION PLANS
                                 OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
   PLAN CATEGORY                 WARRANTS AND RIGHTS       WARRANTS AND RIGHTS        REFLECTED IN COLUMN(A))
   --------------------------- ------------------------- ------------------------- ------------------------------
                                         (a)                       (b)                          (c)
   --------------------------- ------------------------- ------------------------- ------------------------------

   Equity compensation
   plans approved by
   security holders                    635,634                    $8.73                       18,168

   --------------------------- ------------------------- ------------------------- ------------------------------
   Equity compensation plans
   not approved by security
   holders                                NA                        NA                          NA

   --------------------------- ------------------------- ------------------------- ------------------------------
   Total                               635,634                    $8.73                       18,168
   --------------------------- ------------------------- ------------------------- ------------------------------

A description of the Company's equity compensation plans is presented in Note N to the accompanying consolidated financial statements.

            ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on April 30, 2003.

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

Exhibit 10.1: 1999 Incentive Stock Option Plan of Gateway Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10K for the year ended December 31, 2001 ("2001 Annual Report"))

Exhibit 10.2: 1999 Non-Statutory Stock Option Plan of Gateway Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the 2001 Annual Report)

Exhibit 10.3: 2001 Non-Statutory Stock Option Plan of Gateway Financial Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the 2001 Annual Report)

Exhibit 21:       Subsidiaries of the Registrant

Exhibit 23:       Consent of Dixon Odom PLLC

Exhibit 99.1: Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Current Reports on Form 8-K filed during the fourth quarter of 2002.

         None.

                        ITEM 14 - CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC Filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                   GATEWAY FINANCIAL HOLDINGS, INC.

Date: March 19, 2003                By: /s/ D. Ben Berry
                                        ----------------------------------------
                                           D. Ben Berry
                                           President and Chief Executive Officer

Date: March 19, 2003                By: /s/ Mark A. Holmes
                                        ----------------------------------------
                                           Mark A. Holmes
                                           Senior Executive Vice President and
                                           Chief Financial Officer

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

NAME                                        TITLE                                                DATE
---------                                   -----                                                ----

 /s/ D. Ben Berry
-------------------------------
        D. Ben Berry                        President and Chief Executive Officer                March 19, 2003

/s/ Mark A. Holmes
-------------------------------
        Mark A. Holmes                      Chief Financial Officer                              March 19, 2003

/s/ Richard W. Whiting
-------------------------------
        Richard W. Whiting                  Chairman of the Board                                March 19, 2003

/s/ William Brumsey III
-------------------------------
        William Brumsey III                 Director                                             March 19, 2003

/s/ Jimmie Dixon, Jr.
-------------------------------
        Jimmie Dixon, Jr.                   Director                                             March 19, 2003

/s/ James H. Ferebee, Jr.
-------------------------------
        James H. Ferebee, Jr.               Director                                             March 19, 2003

/s/ Robert Willard Luther, III
-------------------------------
        Robert Willard Luther, III          Director                                             March 19, 2003

/s/ Frances Morrisette Norrell
-------------------------------
        Frances Morrisette Norrell          Director                                             March 19, 2003

/s/ W. C. Owens, Jr.
-------------------------------
        W. C. Owens, Jr.                    Director                                             March 19, 2003

/s/ Ollin B. Sykes
-------------------------------
        Ollin B. Sykes                      Director                                             March 19, 2003

/s/ Russell E. Twiford
-------------------------------
        Russell E. Twiford                  Director                                             March 19, 2003

/s/ Frank T. Williams
-------------------------------
        Frank T. Williams                   Director                                             March 19, 2003

/s/ Jerry T. Womack
-------------------------------
        Jerry T. Womack                     Director                                             March 19, 2003

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, D. Ben Berry, certify that:

(1) I have reviewed this annual report on Form 10-KSB of Gateway Financial Holdings, Inc., a North Carolina bank (the "registrant");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 19, 2003                By:  /s/ D. Ben Berry
                                        ---------------------------------------
                                        D. Ben Berry
                                        President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark A. Holmes, certify that:

(1) I have reviewed this annual report on Form 10-KSB of Gateway Financial Holdings, Inc., a North Carolina bank (the "registrant");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 19, 2003                    By:  /s/ Mark A. Holmes
                                            -----------------------------------
                                            Mark A. Holmes
                                            Senior Executive Vice President and
                                            Chief Financial Officer