Form 10QSB
period 2003-03-31
GATEWAY FINANCIAL HOLDINGS INC
filed 2003-05-12
CIK 1156953

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

[   ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended ___________________________

Commission File Number 000-33223

GATEWAY FINANCIAL HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-2040581

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

1145 NORTH ROAD STREET, ELIZABETH CITY, NORTH CAROLINA 27909

(Address of principal executive office)

(252) 334-1511

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   [X]     No   [   ]

As of May 9, 2003, 3,006,007 shares of the issuer’s common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 18 pages.

		Page No.

Part I	FINANCIAL INFORMATION
Item 1 -	Financial Statements (Unaudited)
	Consolidated Balance Sheets March 31, 2003 and December 31, 2002	3
	Consolidated Statements of Operations Three Months Ended March 31, 2003 and 2002	4
	Consolidated Statement of Stockholders' Equity Three Months Ended March 31, 2003 and 2002	5
	Consolidated Statements of Cash Flows Three Months Ended March 31, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7
Item 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3 -	Controls and Procedures	14
Part II	OTHER INFORMATION
Item 6 -	Exhibits and Reports on Form 8-K	15

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31,
	(Unaudited)	2002*

	(Amounts in thousands,
	except share data)
Assets
Cash and due from banks	$5,999	$7,639
Interest-earning deposits in other banks	3,834	1,869
Investment securities available for sale, at fair value	55,983	44,601
Loans	172,343	161,488
Allowance for loan losses	(1,957)	(1,721)

Net Loans	170,386	159,767
Accrued interest receivable	1,282	1,167
Stock in Federal Reserve Bank, at cost	467	467
Stock in Federal Home Loan Bank, at cost	1,670	1,670
Foreclosed real estate	—	230
Bank premises and equipment	11,036	10,465
Core deposit intangibles	337	350
Goodwill	1,941	1,941
Other assets	877	887

Total Assets	$253,812	$231,053

Liabilities And Stockholders’ Equity
Liabilities:
Deposits:
Demand	$22,579	$23,483
Savings	2,548	2,406
Money market and NOW	45,482	32,035
Time over $100,000	43,624	44,860
Other time	81,400	71,879

Total Deposits	195,633	174,663
Advances from Federal Home Loan Bank	33,200	28,400
Federal funds purchased	—	3,001
Accrued expenses and other liabilities	899	1,021

Total Liabilities	229,732	207,085

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 10,000,000 shares authorized; 3,006,007 shares issued and outstanding	24,788	24,788
Accumulated deficit	(1,120)	(1,302)
Accumulated other comprehensive income	412	482

Total Stockholders’ Equity	24,080	23,968

Total Liabilities and Stockholders’ Equity	$253,812	$231,053

*     Derived from audited financial statements

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(Amounts in thousands, except
	share and per share data)
Interest Income
Loans	$2,486	$1,767
Investment securities available for sale	496	443
Interest-earning bank deposits	8	22
Other	45	24

Total Interest Income	3,035	2,256

Interest Expense
Money market, NOW and savings deposits	95	61
Time deposits	934	817
Federal funds purchased	12	3
Advances from Federal Home Loan Bank	228	236

Total Interest Expense	1,269	1,117

Net Interest Income	1,766	1,139
Provision for Loan Losses	250	75

Net Interest Income After Provision for Loan Losses	1,516	1,064

Non-Interest Income (Note 5)	913	551

Non-Interest Expense
Salaries and employee benefits	1,175	899
Occupancy and equipment	371	216
Data processing fees	127	114
Other (Note 5)	574	267

Total Non-Interest Expense	2,247	1,496

Income Before Income Taxes	182	119
Income Tax Expense	—	—

Net Income	$182	$119

Net Income Per Share
Basic and diluted	$.06	$.04
Weighted Average Shares Outstanding
Basic	3,006,007	3,006,007
Diluted	3,006,007	3,012,652

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common Stock			Other	Total
			Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Deficit	Income	Equity

	(Amounts in thousands, except share data)
Balance at December 31, 2002	3,006,007	$24,788	$(1,302)	$482	$23,968
Comprehensive income:
Net income	—	—	182	—	182
Other comprehensive income
Unrealized holding loss on available for sale securities	—	—	—	(70)	(70)

Total comprehensive income					112

Balance at March 31, 2003	3,006,007	$24,788	$(1,120)	$412	$24,080

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$182	$119
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	251	108
Provision for loan losses	250	75
Gain on sale of premises and equipment	(119)	—
Gain on sale of investment securities available for sale	—	(18)
Loss on disposal of foreclosed real estate	27	—
Gain on sale of loans	(98)	—
Originations of loans held for sale	(1,875)	—
Proceeds from sale of loans held for sale	1,973	—
Changes in assets and liabilities:
Increase in accrued interest receivable	(115)	(210)
(Increase) decrease in other assets	10	(25)
Decrease in accrued expenses and other liabilities	(175)	(133)

Net Cash Provided (Used) by Operating Activities	311	(84)

Cash Flows from Investing Activities
(Increase) decrease in interest-earning deposits with banks	(1,965)	2,562
Purchases of investment securities available for sale	(17,721)	(9,208)
Maturities, sales and calls of investment securities available for sale	6,231	5,746
Net increase in loans	(10,869)	(8,232)
Purchases of premises and equipment	(880)	(956)
Proceeds from sale of premises and equipment	281	—
Purchase of FHLB stock	—	(275)
Proceeds from sale of foreclosed real estate	203	—

Net Cash Used by Investing Activities	(24,720)	(10,363)

Cash Flows from Financing Activities
Net increase in deposits	20,970	8,349
Net decrease in federal funds purchased	(3,001)	(3,000)
Net increase FHLB advances	4,800	5,300

Net Cash Provided by Financing Activities	22,769	10,649

Net Increase (Decrease) in Cash and Due From Banks	(1,640)	202
Cash and Due from Banks, Beginning	7,639	4,739

Cash and Due from Banks, Ending	$5,999	$4,941

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

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

The Bank is engaged in general commercial and retail banking in Northeastern North Carolina and in the Tidewater area of Southeastern Virginia, operating under state banking laws and the rules and regulations of the Federal Reserve System and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities. The Bank has two wholly-owned subsidiaries, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency with offices in Edenton, Hertford, Elizabeth City, Plymouth and Kitty Hawk, North Carolina.

All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, the accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2002 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 2 — Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

		Three Months Ended
		March 31,

		2003	2002

		(Amounts in thousands,
		except per share data)
Net income:
As reported		$182	$119
Deduct:	Total stock-based employee compensation expense determined under
	fair value method for all awards, net of related tax effects	40	47

Pro forma		$142	$72

Basic net income per share:
As reported		$.06	$.04
Pro forma		.05	.02
Diluted net income per share:
As reported		$.06	$.04
Pro forma		.05	.02

Note 3 — Commitments

Loan commitments at March 31, 2003 include commitments to extend credit of $20.3 million and amounts available under home equity credit lines, other credit lines and commercial letters of credit of $6.7 million, $33.8 million and $1.1 million, respectively.

Note 4 — Commitments to Acquire Property and Equipment

On April 10, 2003 the Bank signed a letter of intent to purchase a branch facility, including the related deposits, located in Elizabeth City, North Carolina. The branch has total deposits of approximately $21.0 million, and is expected to be purchased at a price of approximately $1.8 million.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 — Non-Interest Income and Other Non-Interest Expense

The major components of non-interest income are as follows:

	Three Months Ended
	March 31,

	2003	2002

	(Amounts in thousands)
Service charges on deposit accounts	$184	$107
Other service fee income	165	73
Gain on sale of securities	—	18
Gain on sale of loans	98	—
Gain on sale of premises and equipment	119	—
Insurance operations	295	276
Brokerage operations	38	76
Other	14	1

	$913	$551

The major components of other non-interest expense are as follows:

	Three Months Ended
	March 31,

	2003	2002

	(Amounts in thousands)
Postage, printing and office supplies	$177	$45
Advertising and promotion	30	21
Professional services	104	44
Other	263	157

	$574	$267

Note 6 — Comprehensive Income

A summary of comprehensive income is as follows:

	Three Months Ended
	March 31,

	2003	2002

	(Amounts in thousands)
Net income	$182	$119
Other comprehensive income:
Net decrease in the fair value of investment securities available for sale, net of tax	(70)	(198)

Total comprehensive income (loss)	$112	$(79)

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 — Per Share Results

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

The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended
	March 31,

	2003	2002

Weighted average outstanding shares used for basic EPS	3,006,007	3,006,007
Plus incremental shares from assumed exercise of:
Stock options	—	6,645
Warrants	—	—

Weighted average outstanding shares used for diluted EPS	3,006,007	3,012,652

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

Note 8 — Business Segment Reporting

In addition to its banking operations, the Company has two other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency. Set forth below is certain financial information for each segment and in total:

	Total	Banking	Brokerage	Insurance

		(Amounts in thousands)
Total Assets At March 31, 2003	$253,812	$252,895	$12	$905

Three Months Ended March 31, 2003
Net interest income	$1,766	$1,766	$—	$—
Non-interest income	913	580	38	295

Total income	$2,679	$2,346	$38	$295

Net income (loss)	$182	$222	$(22)	$(18)

Three Months Ended March 31, 2002
Net interest income	$1,139	$1,139	$—	$—
Non-interest income	551	199	76	276

Total income	$1,690	$1,338	$76	$276

Net income (loss)	$119	$87	$39	$(7)

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

Financial Condition at March 31, 2003 and December 31, 2002

The Company continued its pattern of strong growth during the first quarter of 2003, with total assets increasing by $22.8 million, or 9.8%, to $253.8 million at March 31, 2003. This growth was principally reflected in increased loans and investment securities available for sale. Total loans increased by $10.9 million, or 6.7%, from $161.5 million at December 31, 2002 to $172.3 million at March 31, 2003. Investment securities available for sale increased by $11.4 million, or 25.5%, from $44.6 million to $56.0 million. The Company has maintained liquidity at what it believes to be an appropriate level, as liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, increased in the aggregate to $65.8 million, or 25.9% of total assets, at March 31, 2003. The Company’s net investment in premises and equipment increased by $571,000 primarily as a result of growth and expansion and costs incurred in development of the new full service branches in Chesapeake, Virginia, which opened January 21, 2003 and Virginia Beach, Virginia, which opened April 21, 2003.

Funding for the growth in assets and loans was provided by increases of $21.0 million and $1.8 million, respectively, in deposit accounts and total borrowings. Total deposit accounts increased 12.0%, from $174.7 million at December 31, 2002 to $195.7 million at March 31, 2003. Savings, money market and NOW accounts increased by 39.5% or $13.6 million to $48.0 million, from the $34.4 million balance at December 31, 2002. Consistent with the Company’s objectives to reduce reliance on time deposits, demand, savings, money market and NOW accounts of $70.6 million at March 31, 2003 represent 36.1% of total deposits at that date, up from $57.9 million or 33.2% of total deposits at December 31, 2002. Time deposits totaled $125.0 million at March 31, 2003 as compared to $116.7 million at December 31, 2002. Large denomination time deposits of more than $100,000 were $43.6 million, or 22.3% of total deposits at March 31, 2003 as compared with $44.9 million, or 25.7% of total deposits at December 31, 2002. The Company continues to use brokered deposits to fund growth, with such deposits increasing from $29.3 million to $35.1 million during the three months, comprising 28.3% of total time deposits, at March 31, 2003. Advances from the Federal Home Loan Bank of Atlanta increased from $28.4 million to $33.2 million during the quarter, while federal funds purchased of $3.0 million outstanding at the beginning were repaid during the three months ended March 31, 2003.

Total stockholders’ equity increased by $112,000, as net income for the current three months of $182,000 was offset by a decrease of $70,000 in accumulated other comprehensive income resulting from unrealized securities losses. Stockholders’ equity totaled $24.1 million March 31, 2003. Its capital ratios continue to place the Bank well in excess of the minimums required to be deemed well-capitalized by regulatory measures.

Asset Quality

An analysis of the allowance for loan losses for the nine months ended March 31, 2003 and 2002 follows:

	2003	2002

	(Amounts in thousands)
Balance at beginning of period	$1,721	$1,435

Provision charged to operations	250	75

Charge-offs	(14)	—
Recoveries	—	—

Net charge-offs	(14)	—

Balance at end of period	$1,957	$1,510

The table sets forth, for the period indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	March 31,	December 31,
	2003	2002

	(Amounts in thousands)
Nonaccrual loans	$1,369	$1,328
Restructured loans	—	—

Total nonperforming loans	1,369	1,328
Real estate owned	—	230

Total nonperforming assets	$1,369	$1,558

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	1,957	1,721
Nonperforming loans to period end loans	.79%	0.82%
Allowance for loan losses to period end loans	1.14%	1.07%
Nonperforming assets to total assets	.54%	.67%

Nonaccrual loans totaled $1.4 million as of March 31, 2003 and consist primarily of loans outstanding to one borrower in the principal amount of $1.3 million. These loans are cross collateralized and are secured by real estate at an aggregate loan to value ratio of approximately 60%. The borrower, as a result of cash flow problems, has filed for protection under Chapter 11 of the bankruptcy code, during which time the Company is not receiving regular interest payments. Accordingly, Management has placed these loans in nonaccrual status. Management does not anticipate that the Company will incur any significant loss on these loans.

Comparison of Results of Operations for the Three Months Ended March 31, 2003 and 2002

Overview. The Company reported net income of $182,000 or $.06 per share for the quarter ended March 31, 2003, as compared with net income of $119,000 or $.04 per share for the quarter ended March 31, 2002, an increase of $63,000 in net income and $.02 in net income per share. The Company’s primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing profitability in the near term. The Bank opened one new branch in Chesapeake, Virginia, on January 21, 2003 and another in a leased facility in Virginia Beach, Virginia, on April 21, 2003, increasing to nine the number of full service banking branches. In addition, the Company plans to open in July 2003 a new branch located in Elizabeth City, North Carolina that will be acquired from CCB. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2002 and 2003. Although the Company’s 2003 net interest margin has improved over that from 2002, the significant downward trend in interest rates from period to period has had a negative impact on the Company’s interest rate spread and net interest margin, limiting the increase in net interest income below the levels that would be expected in a more stable interest rate environment. In addition, in order to generate growth, the Company has offered attractive deposit and loan rates, further limiting the improvement in interest rate spread and margin in the current quarter as compared with the first quarter of 2002.

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

Net interest income increased to $1.8 million for the three months ended March 31, 2003, a $627,000 or 55.1% increase from the $1.1 million earned in the same quarter of 2002. Total interest income benefited from strong growth in the level of average earning assets, which offset both the lower asset yields caused by the decline in market interest rates from period to period and the effects of customer-favorable pricing of both loan and deposit products during the current quarter. Average total interest-earning assets increased $67.0 million, or 44.4%, for the first quarter of 2003 as compared to 2002, while the average yield dropped by 41 basis points from 6.06% to 5.65%. Average total interest-bearing liabilities increased by $63.2 million, or 48.7%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 83 basis points from 3.49% to 2.66%, resulting in a 42 basis point increase in the interest rate spread for the current quarter as compared with the first quarter of 2002. For the three months ended March 31, 2003, the interest rate spread was 2.99% and the net interest margin was 3.24%. For the three months ended March 31, 2002, the interest rate spread was 2.57% and the net interest margin was 3.02%.

Provision for Loan Losses. The Company recorded a $250,000 provision for loan losses in the first quarter of 2003, representing an increase of $175,000 from the $75,000 provision made in the first quarter of 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the first quarters of both 2003 and 2002, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $10.9 million in the current quarter and by $8.2 million in the first quarter of 2002. At March 31, 2003 and December 31, 2002, respectively, the allowance for loan losses was $2.0 million and $1.7 million, representing 1.14% and 1.07%, respectively, of loans outstanding. Other than the nonaccrual loans discussed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.

Non-Interest Income. Non-interest income totaled $913,000 for the three months ended March 31, 2003 as compared with $551,000 for the three months ended March 31, 2002, an increase of $362,000. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance and brokerage networking operations. The principal reasons for the increase in total non-interest income for the current quarter were increases of $77,000 and $92,000, respectively in services charges on deposit accounts and other service fee income and gains resulting from the sale on loans and premises and equipment of $98,000 and $119,000, respectively. The increase in service fees and charges resulted principally from the Company’s growth from period to period.

Non-Interest Expenses. Non-interest expenses totaled $2.2 million for the three months ended March 31, 2003, an increase of $751,000 over the $1.5 million reported for the first quarter of 2002. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with the opening of new branches in November 2002 and January 2003, increasing the number of full service banking locations to eight. Seven branches were fully operational throughout the current quarter, while five branches were operational throughout the first quarter of 2002. For the quarter, personnel costs increased by $276,000, or 30.7%, while the costs of occupancy and equipment increased by $155,000, or 71.8%. Other non-interest expenses increased by $307,000, or 115.0% most notably as a result of increases in postage, printing and office supplies expense totaling $132,000. During the first quarter of 2003,e Company began performing its own item processing rather than outsourcing this function as had previously been done. Accordingly, postage and printing expenses associated with this processing will increase and should result in an overall reduction in data processing expenses over time.

Provision for Income Taxes. The Company had no income tax expense for the three months ended March 31, 2003 and 2002 due to the recognition of a portion of previously reserved deferred tax assets.

Liquidity and Capital Resources

The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at March 31, 2003, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $76.1 million, with $33.2 million outstanding at that date, and a federal funds line of credit with other financial institutions in the amount of $34.7 million, with no borrowings outstanding at that date.

Total deposits were $195.6 million and $174.7 million at March 31, 2003 and December 31, 2002, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At March 31, 2003 and December 31, 2002, time deposits represented 63.9% and 66.8%, respectively, of the Company’s total deposits. Certificates of deposit of $100,000 or more represented 22.3% and 25.7%, respectively, of the Bank’s total deposits at March 31, 2003 and December 31, 2002. At March 31, 2003, the Company had $10.7 million in time deposits from eight public units and $35.1 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, corporate securities and mortgage-backed securities.

At March 31, 2003 and December 31, 2002, the Company’s Tier I leverage ratio was 9.02% and 9.71%, respectively. All capital ratios place the Bank well in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures.

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

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC

Date: May 9, 2003	By:	/s/ D. Ben Berry

D. Ben Berry President and Chief Executive Officer

Date: May 9, 2003	By:	/s/ Mark A. Holmes

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ D. Ben Berry

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ Mark A. Holmes

Mark A. Holmes Executive Vice President and Chief Financial Officer