Form 10QSB
period 2003-06-30
GATEWAY FINANCIAL HOLDINGS INC
filed 2003-08-07
CIK 1156953

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number	000-33223

GATEWAY FINANCIAL HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-2040581

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1145 NORTH ROAD STREET, ELIZABETH CITY, NORTH CAROLINA 27909

(Address of principal executive office)

(252) 334-1511

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No   ☐

As of July 25, 2003, 3,155,880 shares of the issuer’s common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 19 pages.

\

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets June 30, 2003 and December 31, 2002	3

	Consolidated Statements of Operations Three Months and Six Months Ended June 30, 2003 and 2002	4

	Consolidated Statement of Stockholders’ Equity Six Months Ended June 30, 2003	5

	Consolidated Statements of Cash Flows Six Months Ended June 30, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 -	Controls and Procedures	17

Part II.	OTHER INFORMATION

Item 4 -	Submission of Matters to a Vote of Securities Holders	18

Item 6 -	Exhibits and Reports on Form 8-K	18

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31,
	(Unaudited)	2002*

	(Amounts in thousands,
	except share data)
Assets
Cash and due from banks	$8,722	$7,639
Interest-earning deposits in other banks	2,438	1,869
Investment securities available for sale, at fair value	50,214	44,601
Loans	200,199	161,488
Allowance for loan losses	(2,272)	(1,721)

Net Loans	197,927	159,767
Accrued interest receivable	1,269	1,167
Stock in Federal Reserve Bank, at cost	467	467
Stock in Federal Home Loan Bank, at cost	1,660	1,670
Foreclosed real estate	—	230
Bank premises and equipment	11,217	10,465
Core deposit intangibles	325	350
Goodwill	1,941	1,941
Other assets	1,028	887

Total Assets	$277,208	$231,053

Liabilities And Stockholders’ Equity
Liabilities:
Deposits:
Demand	$32,581	$23,483
Savings	2,507	2,406
Money market and NOW	52,321	32,035
Time over $100,000	42,242	44,860
Other time	84,831	71,879

Total Deposits	214,482	174,663
Advances from Federal Home Loan Bank	33,200	28,400
Federal funds purchased	3,701	3,001
Accrued expenses and other liabilities	1,293	1,021

Total Liabilities	252,676	207,085

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 10,000,000 shares authorized; 3,155,880 shares issued and outstanding	24,784	24,788
Accumulated deficit	(868)	(1,302)
Accumulated other comprehensive income	616	482

Total Stockholders’ Equity	24,532	23,968

Total Liabilities and Stockholders’ Equity	$277,208	$231,053

*	Derived from audited consolidated financial statements.

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Amounts in thousands, except share and per share data)
Interest Income
Loans	$2,711	$1,941	$5,197	$3,708
Investment securities available for sale	471	495	967	938
Interest-earning bank deposits	4	14	12	36
Other	24	24	49	48

Total Interest Income	3,210	2,474	6,225	4,730

Interest Expense
Money market, NOW and savings deposits	134	61	229	122
Time deposits	910	825	1,844	1,642
Federal funds purchased	13	3	25	6
Advances from Federal Home Loan Bank	250	267	478	503

Total Interest Expense	1,307	1,156	2,576	2,273

Net Interest Income	1,903	1,318	3,649	2,457
Provision for Loan Losses	325	125	575	200

Net Interest Income After Provision for Loan Losses	1,578	1,193	3,074	2,257

Non-Interest Income (Note 5)	1,170	662	2,103	1,213

Non-Interest Expense
Salaries and employee benefits	1,377	1,024	2,552	1,923
Occupancy and equipment	423	205	794	421
Data processing fees	96	117	223	231
Other (Note 5)	600	354	1,174	621

Total Non-Interest Expense	2,496	1,700	4,743	3,196

Income Before Income Taxes	252	155	434	274
Income Tax Expense	—	—	—	—

Net Income	$252	$155	$434	$274

Net Income Per Share
Basic and diluted	$.08	$.05	$.14	$.09
Weighted Average Shares Outstanding
Basic	3,155,880	3,155,880	3,155,880	3,155,880
Diluted	3,245,620	3,204,138	3,202,400	3,183,654

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock			Accumulated Other	Total
			Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Deficit	Income	Equity

	(Amounts in thousands, except share data)
Balance at December 31, 2002	3,006,007	$24,788	$(1,302)	$482	$23,968
Comprehensive income:
Net income	—	—	434	—	434
Other comprehensive income Unrealized holding gain on available for sale securities	—	—	—	134	134

Total comprehensive income					568
Shares issued in 21 -for- 20 stock split effected as a 5% stock dividend	149,873	—	—	—	—
Cash paid for fractional shares	—	(4)	—	—	(4)

Balance at June 30, 2003	3,155,880	$24,784	$(868)	$616	$24,532

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,

	2003	2002

	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$434	$274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	601	249
Provision for loan losses	575	200
Gain on sale of premises and equipment	(119)	—
Gain on sale of investment securities available for sale	(120)	(78)
Loss on disposal of foreclosed real estate	27	37
Gain on sale of loans	(98)	—
Originations of loans held for sale	(1,875)	—
Proceeds from sale of loans held for sale	1,973	—
Changes in assets and liabilities:
Increase in accrued interest receivable	(102)	(250)
Increase in other assets	(143)	(133)
Increase (decrease) in accrued expenses and other liabilities	91	(64)

Net Cash Provided by Operating Activities	1,244	235

Cash Flows from Investing Activities
Purchases of investment securities available for sale	(19,761)	(19,496)
Maturities, sales and calls of investment securities available for sale	14,347	8,503
Net increase in loans	(38,735)	(23,919)
Purchases of premises and equipment	(1,252)	(1,982)
Proceeds from sale of premises and equipment	281	—
(Purchase) redemption of FHLB stock	10	(515)
Proceeds from sale of foreclosed real estate	203	193

Net Cash Used by Investing Activities	(44,907)	(37,216)

Cash Flows from Financing Activities
Net increase in deposits	39,819	24,119
Net increase (decrease) in federal funds purchased	700	(999)
Net increase FHLB advances	4,800	10,300
Cash paid for fractional shares	(4)	—

Net Cash Provided by Financing Activities	45,315	33,420

Net Increase (Decrease) in Cash and Cash Equivalents	1,652	(3,561)
Cash and Cash Equivalents, Beginning	9,508	12,639

Cash and Cash Equivalents, Ending	$11,160	$9,078

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

Gateway Bank & Trust Co. (the “Bank”) was incorporated November 24, 1998 and began banking operations on December 1, 1998. Effective October 1, 2001, the Bank became a wholly-owned subsidiary of Gateway Financial Holdings, Inc., a financial holding company whose principal business activity consists of the ownership of the Bank. Gateway Financial Holdings, Inc., the Bank and the Bank’s wholly-owned subsidiaries are collectively referred to herein as the “Company.”

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

All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and six month periods ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Amounts in thousands, except per share data)
Net income:
As reported	$252	$155	$434	$274
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	40	54	79	102

Pro forma	$212	$101	$355	$172

Basic earnings per share:
As reported	$.08	$.05	$.14	$.09
Pro forma	.07	.03	.11	.05
Diluted earnings per share:
As reported	$.08	$.05	$.14	$.09
Pro forma	.07	.03	.11	.05

Note 3 — Commitments

Loan commitments at June 30, 2003 include commitments to extend credit of $8.9 million and amounts available under home equity credit lines, other credit lines and commercial letters of credit of $7.3 million, $30.9 million and $1.9 million, respectively.

Note 4 — Commitments to Acquire Branch

On May 22, 2003 the Bank signed an agreement to purchase and assume a branch facility, including the related deposits, located in Elizabeth City, North Carolina. The branch has total deposits of approximately $21.0 million, and is expected to be purchased at a price of approximately $1.8 million. On June 25, 2003 and July 17, 2003 the Bank received regulatory approval from the North Carolina Commissioner of Banks and the Federal Reserve Bank of Richmond, respectively.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 — Non-Interest Income and Other Non-Interest Expense

The major components of non-interest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Amounts in thousands)
Service charges on deposit accounts	$209	$146	$393	$253
Other service fee income	224	65	389	138
Gain on sale of securities	120	60	120	78
Gain on sale of loans	—	—	98	—
Gain on sale of premises and equipment	—	—	119	—
Insurance operations	410	355	705	631
Brokerage operations	50	44	88	120
Loss on sale foreclosed real estate	—	(37)	—	(37)
Income distribution – equity investment	49	—	93	—
Other	108	29	98	30

	$1,170	$662	$2,103	$1,213

The major components of other non-interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Amounts in thousands)
Postage, printing and office supplies	$146	$48	$323	$93
Advertising and promotion	52	19	82	40
Professional services	150	45	254	89
Other	252	242	515	399

	$600	$354	$1,174	$621

Note 6 — Comprehensive Income

A summary of comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Amounts in thousands)
Net income	$252	$155	$434	$274
Other comprehensive income:
Net increase in the fair value of investment securities available for sale, net of tax	204	349	134	151

Total comprehensive income	$456	$504	$568	$425

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

The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Weighted average outstanding shares used for basic EPS	3,155,880	3,155,880	3,155,880	3,155,880
Plus incremental shares from assumed exercise of:
Stock options	89,740	48,258	46,520	27,774
Warrants	—	—	—	—

Weighted average outstanding shares used for diluted EPS	3,245,620	3,204,138	3,202,400	3,183,654

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

On May 1, 2003, the Company’s Board of Directors declared an 21-for-20 stock split to be effected in the form of a 5% stock dividend, which was distributed June 12, 2003 to shareholders of record on May 23, 2003. All references to per share results and weighted average shares outstanding have been adjusted to reflect the effects of this stock split.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8 — Business Segment Reporting

In addition to its banking operations, the Company has two other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency. Set forth below is certain financial information for each segment and in total:

	Total	Banking	Brokerage	Insurance

		(Amounts in thousands)
Total Assets At June 30, 2003	$277,208	$276,154	$12	$1,042

Three Months Ended June 30, 2003
Net interest income	$1,903	$1,903	$—	$—
Non-interest income	1,170	710	50	410

Total income	$3,073	$2,613	$50	$410

Net income (loss)	$252	$169	$(18)	$101

Three Months Ended June 30, 2002
Net interest income	$1,318	$1,318	$—	$—
Non-interest income	662	234	45	383

Total income	$1,980	$1,552	$45	$383

Net income (loss)	$155	$169	$(23)	$9

Six Months Ended June 30, 2003
Net interest income	$3,649	$3,649	$—	$—
Non-interest income	2,103	1,310	88	705

Total income	$5,752	$4,959	$88	$705

Net income (loss)	$434	$391	$(40)	$83

Six Months Ended June 30, 2002
Net interest income	$2,457	$2,457	$—	$—
Non-interest income	1,213	417	120	676

Total income	$3,670	$2,874	$120	$676

Net income (loss)	$274	$273	$(17)	$18

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

Financial Condition at June 30, 2003 and December 31, 2002

The Company continued its pattern of strong growth during the first half of 2003, with total assets increasing by $46.2 million, or 20.0%, to $277.2 million at June 30, 2003. This growth was principally reflected in increased loans. Total loans increased by $38.7 million, or 24.0%, from $161.5 million at December 31, 2002 to $200.2 million at June 30, 2003. The Company has maintained liquidity at what it believes to be an appropriate level, as liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, increased in the aggregate to $61.4 million, or 22.1% of total assets, at June 30, 2003. The Company’s net investment in premises and equipment increased by $752,000 primarily as a result of growth and expansion and costs incurred in development of the new full service branches in Chesapeake, Virginia, which opened January 21, 2003 and Virginia Beach, Virginia, which opened April 21, 2003.

Funding for the growth in assets and loans was provided by increases of $39.8 million and $5.5 million, respectively, in deposit accounts and total borrowings. Total deposit accounts increased 22.8%, from $174.7 million at December 31, 2002 to $214.5 million at June 30, 2003. Savings, money market and NOW accounts increased by 59.2% or $20.4 million to $54.8 million, from the $34.4 million balance at December 31, 2002. Consistent with the Company’s objectives to reduce reliance on time deposits, demand, savings, money market and NOW accounts of $87.4 million at June 30, 2003 represent 40.8% of total deposits at that date, up from $57.9 million or 33.2% of total deposits at December 31, 2002. Time deposits totaled $127.1 million at June 30, 2003 as compared to $116.7 million at December 31, 2002. Large denomination time deposits of more than $100,000 were $42.2 million, or 19.7% of total deposits at June 30, 2003 as compared with $44.9 million, or 25.7% of total deposits at December 31, 2002. The Company continues to use brokered deposits to fund growth, with such deposits increasing from $29.3 million to $39.4 million during the six months, comprising 31.0% of total time deposits, at June 30, 2003. Advances from the Federal Home Loan Bank of Atlanta increased from $28.4 million to $33.2 million during the first six months of 2003. Federal funds purchased increased from $3.0 million outstanding at December 31, 2002 to $3.7 million outstanding at June 30, 2003.

Total stockholders’ equity increased by $564,000, as net income for first six months of 2003 was $434,000 and accumulated other comprehensive income resulting from unrealized securities gains was $134,000. Paid-in capital decreased by $4,000 as a result of cash payments in lieu of fractional shares made in connection with a 5% pro rata distribution of common shares. Stockholders’ equity totaled $24.5 million June 30, 2003. Its capital ratios continue to place the Bank well in excess of the minimums required to be deemed well-capitalized by regulatory measures.

Asset Quality

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(Amounts in thousands)
Balance at beginning of period	$1,957	$1,510	$1,721	$1,435

Provision charged to operations	325	125	575	200

Charge-offs	10	34	24	34
Recoveries	—	—	—	—

Net charge-offs	10	34	24	34

Balance at end of period	$2,272	$1,601	$2,272	$1,601

The table sets forth, for the period indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	June 30,	December 31,
	2003	2002

	(Amounts in thousands)
Nonaccrual loans	$1,341	$1,328
Restructured loans	—	—

Total nonperforming loans	1,341	1,328
Real estate owned	—	230

Total nonperforming assets	$1,341	$1,558

Accruing loans past due 90 days or more	$	$—
Allowance for loan losses	2,272	1,721
Nonperforming loans to period end loans	0.67%	0.82%
Allowance for loan losses to period end loans	1.13%	1.07%
Nonperforming assets to total assets	0.48%	0.67%

Nonaccrual loans totaled $1.3 million as of June 30, 2003 and consist primarily of loans outstanding to one borrower in the principal amount of $1.3 million. These loans are cross collateralized and are secured by real estate at an aggregate loan to value ratio of approximately 60%. The borrower, as a result of cash flow problems, has filed for protection under Chapter 11 of the bankruptcy code, during which time the Company is not receiving regular interest payments. Accordingly, Management has placed these loans in nonaccrual status. Management does not anticipate that the Company will incur any significant loss on these loans. All other nonaccrual loans totaled $81,000 as of June 30, 2003.

Comparison of Results of Operations for the Three Months Ended June 30, 2003 and 2002

Overview. The Company reported net income of $252,000 or $.08 per share for the quarter ended June 30, 2003, as compared with net income of $155,000 or $.05 per share for the quarter ended June 30, 2002, an increase of $97,000 in net income and $.03 in net income per share. The Company’s primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing profitability in the near term. The Bank opened one new branch in Chesapeake, Virginia, on January 21, 2003 and another in a leased facility in Virginia Beach, Virginia, on April 21, 2003, increasing to nine the number of full service banking branches. In addition, the Company plans to open in August 2003 a new branch located in Elizabeth City, North Carolina that will be acquired from CCB. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2002 and 2003. Although the rate environment over these two periods has been one of declining interest rates, the Company’s net interest margin has remained consistent and the net interest rate spread has improved for the quarter ended June 30, 2003 as compared with that from the same quarter of 2002. The significant downward trend in interest rates from period to period has been managed by the Company, most notably through interest rate reductions on time deposits and other borrowed funds. This management approach has resulted in a 12 basis point increase in the interest rate spread when comparing the quarter ended June 30, 2003 to the same period of 2002.

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

Net interest income increased to $1.9 million for the three months ended June 30, 2003, a $585,000 or 44.4% increase from the $1.3 million earned in the same quarter of 2002. Total interest income benefited from strong growth in the level of average earning assets but was partially offset by lower asset yields caused by the decline in market interest rates from period to period. Furthermore, net interest spread benefited through the Company’s management of interest costs incurred on time deposits as well as favorable repricing of borrowed funds. Average total interest-earning assets increased $73.4 million, or 44.2%, for the second quarter of 2003 as compared to 2002, while the average yield dropped by 60 basis points from 5.97% to 5.37%. Average total interest-bearing liabilities increased by $65.8 million, or 45.5%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 72 basis points from 3.21% to 2.49%, resulting in a 12 basis point increase in the interest rate spread for the current quarter as compared with the second quarter of 2002. For the three months ended June 30, 2003, the interest rate spread was 2.88% and the net interest margin was 3.18%. For the three months ended June 30, 2002, the interest rate spread was 2.76% and the net interest margin was 3.18%.

Provision for Loan Losses. The Company recorded a $325,000 provision for loan losses in the second quarter of 2003, representing an increase of $200,000 from the $125,000 provision made in the second quarter of 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the second quarters of both 2003 and 2002, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $27.9 million in the current quarter and by $15.7 million in the second quarter of 2002. At June 30, 2003 and December 31, 2002, respectively, the allowance for loan losses was $2.3 million and $1.7 million, representing 1.13% and 1.07%, respectively, of loans outstanding. Other than the nonaccrual loans discussed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.

Non-Interest Income. Non-interest income totaled $1.2 million for the three months ended June 30, 2003 as compared with $662,000 for the three months ended June 30, 2002, an increase of $508,000. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance and brokerage networking operations. The principal reasons for the increase in total non-interest income for the current quarter were increases of $63,000 and $159,000, respectively in services charges on deposit accounts and other service fee income and gains resulting from the sale of investment securities available for sale of $120,000. Additionally, during the quarter ended June 30, 2003, the Company received a $49,000 income distribution from a mortgage company in which the Company has an equity investment. The increase in service fees and charges resulted principally from the Company’s growth from period to period.

Non-Interest Expenses. Non-interest expenses totaled $2.5 million for the three months ended June 30, 2003, an increase of $796,000 over the $1.7 million reported for the second quarter of 2002. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with the opening of new branches in November 2002, January 2003 and April 2003, increasing the number of full service banking locations to nine. Eight branches were fully operational throughout the current quarter, while five branches were operational throughout the first quarter of 2002. For the quarter, personnel costs increased by $353,000, or 34.5%, while the costs of occupancy and equipment increased by $218,000, or 106.3%. Other non-interest expenses increased by $246,000, or 69.5% most notably as a result of increases in postage, printing and office supplies expense totaling $98,000. During the first quarter of 2003 the Company began performing its own item processing rather than outsourcing this function as had previously been done. Accordingly, postage and printing expenses associated with this processing will increase and should result in an overall reduction in data processing expenses over time.

Provision for Income Taxes. The Company had no income tax expense for the three months ended June 30, 2003 and 2002 due to the recognition of a portion of previously reserved deferred tax assets.

Comparison of Results of Operations for the Six Months Ended June 30, 2003 and 2002

Overview. The Company reported net income of $434,000 or $.14 per share for the six months ended June 30, 2003, as compared with net income of $274,000 or $.09 per share for the six months ended June 30, 2002, an increase of $160,000 in net income and $.05 in net income per share. The Company’s primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing profitability in the near term. The Bank opened one new branch in Chesapeake, Virginia, on January 21, 2003 and another in a leased facility in Virginia Beach, Virginia, on April 21, 2003, increasing to nine the number of full service banking branches. In addition, the Company plans to open in August 2003 a new branch located in Elizabeth City, North Carolina that will be acquired from CCB. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2002 and 2003. Although the rate environment over these two periods has been one of declining interest rates, the Company’s net interest margin and net interest rate spread has improved for the six months ended June 30, 2003 as compared with that from the same period of 2002. The significant downward trend in interest rates from period to period has been managed by the Company, most notably through interest rate reductions on time deposits and other borrowed funds. This management approach has resulted in a 24 basis point increase in the interest rate spread and a 10 basis point increase in the net interest rate margin when comparing the quarter ended June 30, 2003 to the same period of 2002.

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

Net interest income increased to $3.6 million for the six months ended June 30, 2003, a $1.2 million or 48.5% increase from the $2.5 million earned in the same quarter of 2002. Total interest income benefited from strong growth in the level of average earning assets, but was partially offset by lower asset yields caused by the decline in market interest rates from period to period. Furthermore, net interest spread and net interest margin have benefited through the Company’s management of interest costs incurred on time deposits as well as favorable repricing of borrowed funds. Average total interest-earning assets increased $70.1 million, or 44.2%, for the first half of 2003 as compared to 2002, while the average yield dropped by 53 basis points from 6.01% to 5.49%. Average total interest-bearing liabilities increased by $64.5 million, or 47.0%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 77 basis points from 3.34% to 2.57%, resulting in a 24 basis point increase in the interest rate spread for the first half of 2003 as compared with the first half of 2002. For the six months ended June 30, 2003, the interest rate spread was 2.91% and the net interest margin was 3.22%. For the six months ended June 30, 2002, the interest rate spread was 2.67% and the net interest margin was 3.12%.

Provision for Loan Losses. The Company recorded a $575,000 provision for loan losses in the first half of 2003, representing an increase of $375,000 from the $200,000 provision made in the first half of 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the first halves of both 2003 and 2002, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $38.7 million in the first half of 2003 and by $23.9 million in the first half of 2002. At June 30, 2003 and December 31, 2002, respectively, the allowance for loan losses was $2.3 million and $1.7 million, representing 1.13% and 1.07%, respectively, of loans outstanding. Other than the nonaccrual loans discussed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.

Non-Interest Income. Non-interest income totaled $2.1 million for the six months ended June 30, 2003 as compared with $1.2 million for the six months ended June 30, 2002, an increase of $890,000. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance and brokerage networking operations. The principal reasons for the increase in total non-interest income for the first half of 2003 were increases of $140,000 and $251,000, respectively in services charges on deposit accounts and other service fee income and gains resulting from the sale on loans and premises and equipment of $98,000 and $119,000, respectively. Additionally, during the six months ended June 30, 2003, the Company received $93,000 in income distributions from a mortgage company in which the Company has an equity investment. The increase in service fees and charges resulted principally from the Company’s growth from period to period.

Non-Interest Expenses. Non-interest expenses totaled $4.7 million for the six months ended June 30, 2003, an increase of $1.5 million over the $3.2 million reported for the first half of 2002. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with the opening of new branches in November 2002, January 2003 and April 2003, increasing the number of full service banking locations to nine. Eight branches were fully operational throughout the first half of 2003, while five branches were operational throughout the first half of 2002. For the six months ended June 30, 2003, personnel costs increased by $629,000, or 32.7%, while the costs of occupancy and equipment increased by $373,000, or 88.7%. Other non-interest expenses increased by $553,000, or 89.0% most notably as a result of increases in postage, printing and office supplies expense totaling $230,000. During the first quarter of 2003 the Company began performing its own item processing rather than outsourcing this function as had previously been done. Accordingly, postage and printing expenses associated with this processing will increase and should result in an overall reduction in data processing expenses over time.

Provision for Income Taxes. The Company had no income tax expense for the six months ended June 30, 2003 and 2002 due to the recognition of a portion of previously reserved deferred tax assets.

Liquidity and Capital Resources

The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at June 30, 2003, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $83.2 million, with $33.2 million outstanding at that date, and a federal funds line of credit with other financial institutions in the amount of $34.9 million, with $3.7 million outstanding at that date.

Total deposits were $214.5 million and $174.7 million at June 30, 2003 and December 31, 2002, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At June 30, 2003 and December 31, 2002, time deposits represented 59.3% and 66.8%, respectively, of the Company’s total deposits. Certificates of deposit of $100,000 or more represented 19.7% and 25.7%, respectively, of the Bank’s total deposits at June 30, 2003 and December 31, 2002. At June 30, 2003, the Company had $11.1 million in time deposits from eight public units and $39.4 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, corporate securities and mortgage-backed securities.

At June 30, 2003 and December 31, 2002, the Company’s Tier I leverage ratio was 8.31% and 9.71%, respectively. All capital ratios place the Bank well in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders was held on April 30, 2003. Of the 3,006,007 shares entitled to vote at the meeting, 2,171,804 voted. The following matters were voted on at the meeting.

Proposal 1:	To elect four members of the Board of Directors for a three-year term as Class I directors until the Annual Meeting of Shareholders in 2006. Votes for each nominee were as follows:

Name	For	Withheld

Robert Willard Luther, III	2,151,309	20,495
W.C. “Bill” Owens, Jr.	2,151,529	20,275
Frank T. Williams	2,152,574	19,230
Jerry T. Womack	2,153,014	18,790

To elect one member of the Board of Directors for a one-year term as Class II director until the Annual Meeting of Shareholders in 2004. Votes for this nominee were as follows:

Name	For	Withheld

Ollin B. Sykes	2,139,946	31,858

The following directors continue in office after the meeting: William Brumsey, III, James H. Ferebee, Jr., Frances Morrisette Norrell, D. Ben Berry, Jimmie Dixon, Jr., Russell E. Twiford, Richard W. Whiting.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit #	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated April 10, 2003 to announce the signing of a letter of intent to acquire the Elizabeth City – Southgate banking office of Central Carolina Bank, a Current Report on Form 8-K dated April 22, 2003 to report financial results for the three months ended March 31, 2003, a Current Report on Form 8-K dated April 30, 2003 to report on the results of its annual meeting of shareholders on April 30, 2003 and announce that its Board of Directors had approved a stock split, to be effected in the form of a 5% stock dividend, payable June 12, 2003 to shareholders of record as of May 23, 2003, a Current Report on Form 8-K dated May 9, 2003 to disclose a slide presentation to be made on May 12 and 13, 2003 to Ryan Beck & co., one of its market makers, and a Current Report on Form 8-K dated May 12, 2003 to report financial indications made during its presentations on May 12 and 13, 2003 to Ryan Beck & co., one of its market makers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.

Date:August 6, 2003	By:	/s/ D. Ben Berry

D. Ben Berry President and Chief Executive Officer

Date: August 6, 2003	By:	/s/ Mark A. Holmes

Mark A. Holmes Senior Executive Vice President and Chief Financial Officer