Form 10QSB
period 2003-09-30
GATEWAY FINANCIAL HOLDINGS INC
filed 2003-11-14
CIK 1156953

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[ X ] Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

(Address of principal executive office)

(252) 334-1511

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  [   ]

As of November 7, 2003, 3,166,965 shares of the issuer’s common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 20 pages.

		Page No.

Part I.	FINANCIAL INFORMATION
Item 1 -	Financial Statements (Unaudited)
	Consolidated Balance Sheets September 30, 2003 and December 31, 2002	3
	Consolidated Statements of Operations Three Months and Nine Months Ended September 30, 2003 and 2002	4
	Consolidated Statement of Stockholders’ Equity Nine Months Ended September 30, 2003	5
	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3 -	Controls and Procedures	18
Part II.	OTHER INFORMATION
Item 6 -	Exhibits and Reports on Form 8-K	19

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2003	December 31,
	(Unaudited)	2002*

	(Amounts in thousands,
	except share data)
Assets
Cash and due from banks	$8,170	$7,639
Interest-earning deposits in other banks	—	1,869
Investment securities available for sale, at fair value	50,352	44,601
Loans	218,917	161,488
Allowance for loan losses	(2,583)	(1,721)

Net Loans	216,334	159,767
Accrued interest receivable	1,441	1,167
Stock in Federal Reserve Bank, at cost	722	467
Stock in Federal Home Loan Bank, at cost	2,060	1,670
Foreclosed real estate	—	230
Bank premises and equipment	11,859	10,465
Core deposit intangibles	313	350
Goodwill	3,291	1,941
Bank owned life insurance	7,018	—
Other assets	1,473	887

Total Assets	$303,033	$231,053

Liabilities And Stockholders’ Equity
Liabilities:
Deposits:
Demand	$27,869	$23,483
Savings	3,932	2,406
Money market and NOW	62,551	32,035
Time over $100,000	37,554	44,860
Other time	84,170	71,879

Total Deposits	216,076	174,663
Advances from Federal Home Loan Bank	41,000	28,400
Federal funds purchased	12,206	3,001
Trust preferred securities	8,000	—
Accrued expenses and other liabilities	1,245	1,021

Total Liabilities	278,527	207,085

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 10,000,000 shares authorized; 3,166,965 and 3,006,007 shares issued and outstanding	24,890	24,788
Accumulated deficit	(538)	(1,302)
Accumulated other comprehensive income	154	482

Total Stockholders’ Equity	24,506	23,968

Total Liabilities and Stockholders’ Equity	$303,033	$231,053

* Derived from audited consolidated financial statements.

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Amounts in thousands, except share and per share data)
Interest Income
Loans	$3,034	$2,136	$8,231	$5,844
Investment securities available for sale	433	525	1,400	1,463
Interest-earning bank deposits	5	21	17	57
Other	27	26	76	74

Total Interest Income	3,499	2,708	9,724	7,438

Interest Expense
Money market, NOW and savings deposits	155	86	384	208
Time deposits	867	887	2,711	2,529
Federal funds purchased	18	3	43	9
Advances from Federal Home Loan Bank	271	275	749	778
Trust preferred securities	59	—	59	—

Total Interest Expense	1,370	1,251	3,946	3,524

Net Interest Income	2,129	1,457	5,778	3,914
Provision for Loan Losses	325	155	900	355

Net Interest Income After Provision for Loan Losses	1,804	1,302	4,878	3,559

Non-Interest Income (Note 5)	1,245	726	3,348	1,940

Non-Interest Expense
Salaries and employee benefits	1,503	1,083	4,055	3,006
Occupancy and equipment	471	255	1,265	676
Data processing fees	86	135	309	366
Other (Note 5)	659	375	1,833	997

Total Non-Interest Expense	2,719	1,848	7,462	5,045

Income Before Income Taxes	330	180	764	454
Income Tax Expense	—	—	—	—

Net Income	$330	$180	$764	$454

Net Income Per Share
Basic and diluted	$.10	$.06	$.24	$.14
Weighted Average Shares Outstanding
Basic	3,156,482	3,156,482	3,156,083	3,155,880
Diluted	3,421,773	3,156,482	3,240,394	3,174,712

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common Stock			Other	Total
			Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Deficit	Income	Equity

		(Amounts in thousands, except share data)
Balance at December 31, 2002	3,006,007	$24,788	$(1,302)	$482	$23,968
Comprehensive income:
Net income	—	—	764	—	764
Other comprehensive income
Unrealized holding loss on available for sale securities	—	—	—	(328)	(328)

Total comprehensive income					436

Shares issued in 21 -for- 20 stock split effected as a 5% stock dividend	149,873	—	—	—	—
Cash paid for fractional shares	—	(4)	—	—	(4)
Common stock warrants exercised	11,085	106	—	—	106

Balance at September 30, 2003	3,166,965	$24,890	$(538)	$154	$24,506

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$764	$454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	970	385
Provision for loan losses	900	355
Gain on sale of premises and equipment	(119)	—
Gain on sale of investment securities available for sale	(244)	(167)
Loss on disposal of foreclosed real estate	27	37
Gain on sale of loans	(98)	—
Originations of loans held for sale	(1,875)	—
Proceeds from sale of loans held for sale	1,973	—
Changes in assets and liabilities:
Increase in accrued interest receivable	(257)	(407)
Increase in other assets	(601)	(224)
Increase (decrease) in accrued expenses and other liabilities	252	(155)

Net Cash Provided by Operating Activities	1,692	278

Cash Flows from Investing Activities
Purchases of investment securities available for sale	(27,167)	(31,451)
Maturities, sales and calls of investment securities available for sale	20,839	17,519
Net increase in loans	(53,986)	(36,701)
Purchases of premises and equipment	(1,576)	(3,881)
Proceeds from sale of premises and equipment	281	—
Purchase of FRB stock	(255)	—
Purchase of FHLB stock	(390)	(515)
Proceeds from sale of foreclosed real estate	203	193
Purchase of bank owned life insurance	(7,018)	—
Net cash received in branch acquisition	11,260	—

Net Cash Used by Investing Activities	(57,809)	(54,836)

Cash Flows from Financing Activities
Net increase in deposits	24,872	42,464
Net increase (decrease) in federal funds purchased	9,205	(3,000)
Net increase FHLB advances	12,600	10,100
Proceeds from issuance of trust preferred securities	8,000	—
Cash paid for fractional shares	(4)	—
Proceeds received from the exercise of common stock warrants	106	—

Net Cash Provided by Financing Activities	54,779	49,564

Net Decrease in Cash and Cash Equivalents	(1,338)	(4,994)
Cash and Cash Equivalents, Beginning	9,508	12,639

Cash and Cash Equivalents, Ending	$8,170	$7,645

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

The Bank is engaged in general commercial and retail banking in Northeastern North Carolina and in the Tidewater area of Southeastern Virginia, operating under state banking laws and the rules and regulations of the Federal Reserve System and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities. The Bank has three wholly-owned subsidiaries, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, Gateway Insurance Services, Inc., an independent insurance agency with offices in Edenton, Hertford, Elizabeth City, Plymouth and Kitty Hawk, North Carolina, and Gateway Capital Statutory Trust I, a trust formed in August of 2003 to facilitate the Company’s issuance of $8.0 million of trust preferred securities.

All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and nine month periods ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

Note 2 - Stock Compensation Plans

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Amounts in thousands, except per share data)
Net income:
As reported	$330	$180	$764	$454
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	41	66	120	168

Pro forma	$289	$114	$644	$286

Basic earnings per share:
As reported	$.10	$.06	$.24	$.14
Pro forma	.09	.04	.20	.08
Diluted earnings per share:
As reported	$.10	$.06	$.24	$.14
Pro forma	.08	.04	.20	.08

Note 3 - Commitments

Loan commitments at September 30, 2003 include commitments to extend credit of $17.5 million and amounts available under home equity credit lines, other credit lines and commercial letters of credit of $9.4 million, $39.1 million and $1.9 million, respectively.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 - Branch Acquisition

On August 15, 2003, the Bank completed its acquisition from another bank of a branch office in Elizabeth City, North Carolina, in a business combination transaction accounted for as a purchase. This acquisition was made to expand the Company’s market share in Elizabeth City and because the branch acquired fits well within the Company’s strategic objectives.

A summary of assets acquired, and liabilities assumed, is set forth below:

Assets Acquired:
Cash and cash equivalents	$11,260
Loans	3,533
Allowance for loan losses	(52)
Premises and equipment	522
Goodwill	1,350
Other assets	10

$16,623

Liabilities Assumed:
Deposits	$16,541
Other liabilities	82

$16,623

The goodwill resulting from this acquisition is expected to be tax deductible.

Note 5 - Non-Interest Income and Other Non-Interest Expense

The major components of non-interest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Amounts in thousands)
Service charges on deposit accounts	$243	$157	$636	$410
Other service fee income	218	104	607	242
Gain on sale of securities	124	88	244	167
Gain on sale of loans	—	—	98	—
Gain on sale of premises and equipment	—	—	119	—
Insurance operations	408	323	1,113	954
Brokerage operations	59	37	147	157
Loss on sale foreclosed real estate	(27)	—	(27)	(37)
Income distribution – equity investment	47	—	140	—
Bank owned life insurance	58	—	58	—
Income from equity method investees	79	—	189	—
Other	36	17	24	47

	$1,245	$726	$3,348	$1,940

The major components of other non-interest expense are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(Amounts in thousands)
Postage, printing and office supplies	$137	$41	$460	$134
Advertising and promotion	65	46	147	86
Professional services	137	37	391	126
Other	320	251	835	651

	$659	$375	$1,833	$997

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6 - Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(Amounts in thousands)
Net income	$330	$180	$764	$454
Other comprehensive income:
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	(462)	213	(328)	363

Total comprehensive income (loss)	$(132)	$393	$436	$817

Note 7 - Per Share Results

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

The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Weighted average outstanding shares used for basic EPS	3,156,482	3,156,482	3,156,083	3,156,482
Plus incremental shares from assumed exercise of:
Stock options	144,909	—	84,311	18,230
Warrants	120,382	—	—	—

Weighted average outstanding shares used for diluted EPS	3,421,773	3,156,482	3,240,394	3,174,712

No adjustments were required to be made to net income in the computation of diluted earnings per share.

On May 1, 2003, the Company’s Board of Directors declared a 21-for-20 stock split to be effected in the form of a 5% stock dividend, which was distributed June 12, 2003 to shareholders of record on May 23, 2003. All references to per share results and weighted average shares outstanding have been adjusted to reflect the effects of this stock split.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8 - Business Segment Reporting

In addition to its banking operations, the Company has two other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency. Set forth below is certain financial information for each segment and in total:

	Total	Banking	Brokerage	Insurance

		(Amounts in thousands)
Total Assets At September 30, 2003	$303,033	$301,999	$—	$1,034

Three Months Ended September 30, 2003
Net interest income	$2,129	$2,129	$—	$—
Non-interest income	1,245	778	59	408

Total income	$3,374	$2,907	$59	$408

Net income	$330	$268	$10	$52

Three Months Ended September 30, 2002
Net interest income	$1,457	$1,457	$—	$—
Non-interest income	726	411	37	278

Total income	$2,183	$1,868	$37	$278

Net income (loss)	$180	$173	$(9)	$16

Nine Months Ended September 30, 2003
Net interest income	$5,778	$5,778	$—	$—
Non-interest income	3,348	2,088	147	1,113

Total income	$9,126	$7,866	$147	$1,113

Net income (loss)	$764	$659	$(30)	$135

Nine Months Ended September 30, 2002
Net interest income	$3,914	$3,914	$—	$—
Non-interest income	1,939	828	157	954

Total income	$5,853	$4,742	$157	$954

Net income (loss)	$454	$446	$(26)	$34

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 9 - Trust Preferred Securities

In August of 2003, $8.0 million of trust preferred securities were placed through Gateway Capital Statutory Trust I (the “Trust”). The Trust issuer has invested the total proceeds from the sale of the Trust Preferred in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 3.10%. The dividends paid to holders of the trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on or after September 17, 2003, in whole or in part. Redemption is mandatory at September 17, 2033. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

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

Financial Condition at September 30, 2003 and December 31, 2002

The Company continued its pattern of strong growth during the first nine months of 2003, with total assets increasing by $72.0 million, or 31.2%, to $303.0 million at September 30, 2003. This growth was principally reflected in increased loans. Total loans increased by $57.4 million, or 35.6%, from $161.5 million at December 31, 2002 to $218.9 million at September 30, 2003. The Company has maintained liquidity at what it believes to be an appropriate level, as liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, increased in the aggregate to $58.5 million, or 19.3% of total assets, at September 30, 2003. The Company also invested $7.0 million in bank owned life insurance in 2003. The Company’s net investment in premises and equipment increased by $1.4 million primarily as a result of growth and expansion and costs incurred in development of the new full service branches in Chesapeake, Virginia, which opened January 21, 2003, Virginia Beach, Virginia, which opened April 21, 2003 and Elizabeth City, North Carolina which was acquired August 15, 2003 (See Note 4 to the consolidated financial statements).

Funding for the growth in assets and loans was provided by increases of $41.4 million and $21.8 million, respectively, in deposit accounts and total borrowings and from proceeds from the issuance of $8.0 million of trust preferred securities. Total deposit accounts increased 23.7%, from $174.7 million at December 31, 2002 to $216.1 million at September 30, 2003. Savings, money market and NOW accounts increased by 93.0% or $32.0 million to $66.5 million, from the $34.4 million balance at December 31, 2002. Consistent with the Company’s objectives to reduce reliance on time deposits, demand, savings, money market and NOW accounts of $94.4 million at September 30, 2003 represent 43.7% of total deposits at that date, up from $57.9 million or 33.2% of total deposits at December 31, 2002. Time deposits totaled $121.7 million at September 30, 2003 as compared to $116.7 million at December 31, 2002. Large denomination time deposits of more than $100,000 were $37.6 million, or 17.4% of total deposits at September 30, 2003 as compared with $44.9 million, or 25.7% of total deposits at December 31, 2002. The Company continues to use brokered deposits to fund growth, with such deposits increasing from $29.3 million to $33.9 million during the nine months, comprising 27.9% of total time deposits, at September 30, 2003. Advances from the Federal Home Loan Bank of Atlanta increased from $28.4 million to $41.0 million during the first nine months of 2003. Federal funds purchased increased from $3.0 million outstanding at December 31, 2002 to $12.2 million outstanding at September 30, 2003.

Total stockholders’ equity increased by $538,000, as net income for first nine months of 2003 was $764,000 and accumulated other comprehensive income resulting from unrealized securities gains decreased by $328,000. Stockholders’ equity increased by $102,000 as a result of the exercise of common stock warrants for 11,085 shares of common stock. Stockholders’ equity totaled $24.5 million September 30, 2003. Their capital ratios continue to place the Company and the Bank well in excess of the minimums required to be deemed well-capitalized by regulatory measures.

Asset Quality

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(Amounts in thousands)
Balance at beginning of period	$2,272	$1,601	$1,721	$1,435

Provision charged to operations	325	155	900	355

Provision charged to branch acquisition	52	—	52	—
Charge-offs	66	117	90	151
Recoveries	—	—	—	—

Net charge-offs	66	117	90	151

Balance at end of period	$2,583	$1,639	$2,583	$1,639

The table sets forth, for the period indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	September 30,	December 31,
	2003	2002

	(Amounts in thousands)
Nonaccrual loans	$1,260	$1,328
Restructured loans	—	—

Total nonperforming loans	1,260	1,328
Real estate owned	—	230

Total nonperforming assets	$1,260	$1,558

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	2,583	1,721
Nonperforming loans to period end loans	0.58%	0.82%
Allowance for loan losses to period end loans	1.18%	1.07%
Nonperforming assets to total assets	0.42%	0.67%

Nonaccrual loans totaled $1.3 million as of September 30, 2003 and consist primarily of loans outstanding to one borrower in the principal amount of $1.2 million. The borrower, as a result of cash flow problems, has filed for protection under Chapter 11 of the bankruptcy code, during which time the Company is not receiving regular interest payments. Accordingly, Management has placed these loans in nonaccrual status. Management does not anticipate that the Company will incur any significant loss on these loans. All other nonaccrual loans totaled $84,000 as of September 30, 2003.

Comparison of Results of Operations for the Three Months Ended September 30, 2003 and 2002

Overview. The Company reported net income of $330,000 or $.10 per share for the quarter ended September 30, 2003, as compared with net income of $180,000 or $.06 per share for the quarter ended September 30, 2002, an increase of $150,000 in net income and $.04 in net income per share. The Company’s primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing profitability in the near term. The Bank opened one new branch in Chesapeake, Virginia, on January 21, 2003, and another in a leased facility in Virginia Beach, Virginia, on April 21, 2003. The Bank also acquired an existing branch in Elizabeth City, North Carolina on August 15, 20003, increasing to ten the number of full service banking branches. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2002 and 2003. Although the rate environment over these two periods has been one of declining interest rates, the Company’s net interest margin has remained consistent and the net interest rate spread has improved for the quarter ended September 30, 2003 as compared with that from the same quarter of 2002. The significant downward trend in interest rates from period to period has been managed by the Company, most notably through interest rate reductions on time deposits and other borrowed funds. This management approach has resulted in a 26 basis point increase in the interest rate spread when comparing the quarter ended September 30, 2003 to the same period of 2002.

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

Net interest income increased to $2.1 million for the three months ended September 30, 2003, a $672,000 or 46.1% increase from the $1.5 million earned in the same quarter of 2002. Total interest income benefited from strong growth in the level of average earning assets but was partially offset by lower asset yields caused by the decline in market interest rates from period to period. Furthermore, net interest spread benefited through the Company’s management of interest costs incurred on time deposits as well as favorable repricing of borrowed funds. Average total interest-earning assets increased $75.4 million, or 40.6%, for the third quarter of 2003 as compared to 2002, while the average yield dropped by 47 basis points from 5.78% to 5.31%. Average total interest-bearing liabilities increased by $72.2 million, or 44.1%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 73 basis points from 3.03% to 2.30%, resulting in a 26 basis point increase in the interest rate spread for the current quarter as compared with the second quarter of 2002. For the three months ended September 30, 2003, the interest rate spread was 3.01% and the net interest margin was 3.23%. For the three months ended September 30, 2002, the interest rate spread was 2.75% and the net interest margin was 3.11%.

Provision for Loan Losses. The Company recorded a $325,000 provision for loan losses in the third quarter of 2003, representing an increase of $170,000 from the $155,000 provision made in the third quarter of 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the third quarters of both 2003 and 2002, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $18.7 million in the current quarter and by $12.4 million in the third quarter of 2002. At September 30, 2003 and December 31, 2002, respectively, the allowance for loan losses was $2.6 million and $1.7 million, representing 1.18% and 1.07%, respectively, of loans outstanding. Other than the nonaccrual loans discussed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.

Non-Interest Income. Non-interest income totaled $1.2 million for the three months ended September 30, 2003 as compared with $726,000 for the three months ended September 30, 2002, an increase of $519,000. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance and brokerage networking operations. The principal reasons for the increase in total non-interest income for the current quarter were increases of $86,000 and $85,000, respectively in services charges on deposit accounts and income from insurance operations Additionally, during the quarter ended September 30, 2003, the Company received a $47,000 income distribution from a mortgage company in which the Company has an equity investment and earned $58,000 from the investment in life insurance made during the quarter. The increase in service fees and charges resulted principally from the Company’s growth from period to period.

Non-Interest Expenses. Non-interest expenses totaled $2.7 million for the three months ended September 30, 2003, an increase of $871,000 over the $1.8 million reported for the third quarter of 2002. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with the opening of new branches in November 2002, January 2003, April 2003 and August 2003, increasing the number of full service banking locations to ten. Nine branches were fully operational throughout the current quarter, while five branches were operational throughout the third quarter of 2002. For the quarter, personnel costs increased by $420,000, or 38.8%, while the costs of occupancy and equipment increased by $216,000, or 84.7%. Other non-interest expenses increased by $284,000 or 75.7% most notably as a result of increases in postage, printing and office supplies. Data processing expenses decreased by $49,000 or 36.3%. During the first quarter of 2003 the Company began performing its own item processing rather than outsourcing this function as had previously been done. Accordingly, postage and printing expenses associated with this processing have increased and while data processing expenses have decreased.

Provision for Income Taxes. The Company had no income tax expense for the three months ended September 30, 2003 and 2002 due to the recognition of a portion of previously reserved deferred tax assets.

Comparison of Results of Operations for the Nine Months Ended September 30, 2003 and 2002

Overview. The Company reported net income of $764,000 or $.24 per share for the nine months ended September 30, 2003, as compared with net income of $454,000 or $.14 per share for the nine months ended September 30, 2002, an increase of $310,000 in net income and $.10 in net income per share. The Company’s primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing profitability in the near term. The Bank opened one new branch in Chesapeake, Virginia, on January 21, 2003, another in a leased facility in Virginia Beach, Virginia, on April 21, 2003 and acquired another in Elizabeth City, North Carolina on August 15, 2003, increasing to ten the number of full service banking branches. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2002 and 2003. Although the rate environment over these two periods has been one of declining interest rates, the Company’s net interest margin and net interest rate spread has improved for the nine months ended September 30, 2003 as compared with that from the same period of 2002. The significant downward trend in interest rates from period to period has been managed by the Company, most notably through interest rate reductions on time deposits and other borrowed funds. This management approach has resulted in a 30 basis point increase in the interest rate spread and a 12 basis point increase in the net interest rate margin when comparing the nine months ended September 30, 2003 to the same period of 2002.

Net Interest Income. Net interest income increased to $5.8 million for the nine months ended September 30, 2003, a $1.9 million or 47.6% increase from the $3.9 million earned in the same period of 2002. Total interest income benefited from strong growth in the level of average earning assets, but was partially offset by lower asset yields caused by the decline in market interest rates from period to period. Furthermore, net interest spread and net interest margin have benefited through the Company’s management of interest costs incurred on time deposits as well as favorable repricing of borrowed funds. Average total interest-earning assets increased $70.0 million, or 42.4%, for the first nine months of 2003 as compared to 2002, while the average yield dropped by 49 basis points from 6.02% to 5.53%. Average total interest-bearing liabilities increased by $67.9 million, or 47.3%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 79 basis points from 3.28% to 2.49%, resulting in a 30 basis point increase in the interest rate spread for the first nine months of 2003 as compared with the first nine months of 2002. For the nine months ended September 30, 2003, the interest rate spread was 3.03% and the net interest margin was 3.29%. For the nine months ended September 30, 2002, the interest rate spread was 2.73% and the net interest margin was 3.17%.

Provision for Loan Losses. The Company recorded a $900,000 provision for loan losses in the first nine months of 2003, representing an increase of $545,000 from the $355,000 provision made in the first nine months of 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the first nine months of both 2003 and 2002, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $57.4 million in the first nine months of 2003 and by $36.3 million in the first nine months of 2002. At September 30, 2003 and December 31, 2002, respectively, the allowance for loan losses was $2.6 million and $1.7 million, representing 1.18% and 1.07%, respectively, of loans outstanding. Other than the nonaccrual loans discussed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.

Non-Interest Income. Non-interest income totaled $3.3 million for the nine months ended September 30, 2003 as compared with $1.9 million for the nine months ended September 30, 2002, an increase of $1.4 million. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance and brokerage networking operations. The principal reasons for the increase in total non-interest income for the first nine months of 2003 were increases of $226,000 and $365,000, respectively in services charges on deposit accounts and other service fee income and gains resulting from the sale on loans and premises and equipment of $98,000 and $119,000, respectively. Additionally, during the nine months ended September 30, 2003, the Company received $140,000 in income distributions from a mortgage company in which the

Company has an equity investment. The increase in service fees and charges resulted principally from the Company’s growth from period to period.

Non-Interest Expenses. Non-interest expenses totaled $7.5 million for the nine months ended September 30, 2003, an increase of $2.4 million over the $5.0 million reported for the first nine months of 2002. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with the opening of new branches in November 2002, January 2003, April 2003 and August 2003, increasing the number of full service banking locations to ten. Eight branches were fully operational throughout the first nine months of 2003, while five branches were operational throughout the first nine months of 2002. For the nine months ended September 30, 2003, personnel costs increased by $1.0 million or 34.9%, while the costs of occupancy and equipment increased by $589,000, or 87.1%. Other non-interest expenses increased by $836,000 or 83.9% most notably as a result of increases in postage, printing and office supplies expense. Data processing expenses decreased by $57,000 or 15.6%. During the first quarter of 2003 the Company began performing its own item processing rather than outsourcing this function as had previously been done. Postage and printing expenses associated with this processing have increased and while data processing expenses have decreased.

Provision for Income Taxes. The Company had no income tax expense for the nine months ended September 30, 2003 and 2002 due to the recognition of a portion of previously reserved deferred tax assets.

Liquidity and Capital Resources

The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at September 30, 2003, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $90.9 million, with $41.0 million outstanding at that date, and a federal funds line of credit with other financial institutions in the amount of $34.9 million, with $12.2 million outstanding at that date.

Total deposits were $216.1 million and $174.7 million at September 30, 2003 and December 31, 2002, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At September 30, 2003 and December 31, 2002, time deposits represented 56.3% and 66.8%, respectively, of the Company’s total deposits. Certificates of deposit of $100,000 or more represented 17.4% and 25.7%, respectively, of the Bank’s total deposits at September 30, 2003 and December 31, 2002. At September 30, 2003, the Company had $33.9 million in brokered time deposits and $1.0 million in time deposits from four public units. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, corporate securities and mortgage-backed securities.

At September 30, 2003 and December 31, 2002, the Company’s Tier I leverage ratio was 9.92% and 9.71%, respectively. All capital ratios place the Company and the Bank well in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The Company’s regulatory capital position was enhanced during the quarter ended September 30, 2003 as a result of the issuance of $8.0 million of trust preferred securities that qualify, subject to certain limitations, as Tier I capital.

Item 3. Controls and Procedures

At the end of this period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC Filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the period covered by this report.

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

The Company filed a Current Report on Form 8-K dated August 6, 2003 to announce the private issuance of $8.0 million aggregate liquidation amount of trust preferred securities through Gateway Capital Statutory Trust I and a Current Report on Form 8-K dated August 5, 2003 to report financial results for the six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.

Date: November 13, 2003	By:	/s/ D. Ben Berry

D. Ben Berry
President and Chief Executive Officer

Date: November 13, 2003	By:	/s/ Mark A. Holmes

Mark A. Holmes
Senior Executive Vice President and Chief Financial Officer