Form 10KSB
period 2003-12-31
GATEWAY FINANCIAL HOLDINGS INC
filed 2004-03-29
CIK 1156953

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2003

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period from ____________ to ____________

Commission file number 000-33223

Gateway Financial Holdings, Inc.

(Exact name of registrant as specified in its charter)

North Carolina (State of incorporation)	56-2040581 (IRS Employer Identification No.)

1145 North Road Street, Elizabeth City, North Carolina (Address of principal executive offices)	27909 (Zip code)

(252) 334-1511

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year $18.0 million.

The aggregate market value of the registrant’s Common Stock at March 9, 2004, held by those persons deemed by the registrant to be non-affiliates, was approximately $34.7 million.

As of March 9, 2004, (the most recent practicable date), the registrant had outstanding 3,239,555 shares of common stock, no par value per share.

Form 10-KSB Table of Contents

PART I

ITEM 1. – DESCRIPTION OF BUSINESS

General

Gateway Financial Holdings, Inc. (the “Company”) is a one-bank holding company incorporated under the laws of North Carolina to serve as the holding company for Gateway Bank & Trust Co. (the “Bank”). The Company is registered with the Federal Reserve System as a financial holding company. Gateway Financial Holdings, Inc. acquired all of the outstanding capital stock of the Bank on October 1, 2001. Gateway Bank & Trust Co. was incorporated on November 24, 1998, and commenced operations on December 1, 1998, as a North Carolina chartered commercial bank with its deposits insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Reserve System. The primary purpose of the Bank is to serve the banking needs of individuals and businesses in Northeastern North Carolina and Tidewater Virginia, with all decisions and product offerings to be in the best interests of its customers while providing an acceptable return for the shareholders of the Company. The Company’s slogan is “High tech . . . High touch.” The Company uses technology combined with personalized attention to provide customers with better service. The Company offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage, and personal loans; safe deposit boxes; and other associated services. The Bank serves its customers from ten full service financial centers located in Elizabeth City (2), Kitty Hawk, Edenton, Plymouth and Roper, North Carolina, Virginia Beach (2) and Chesapeake (2), Virginia. The Bank also has two wholly-owned subsidiaries. Gateway Insurance Services, Inc., an insurance agency with offices in Edenton, Hertford, Elizabeth City, Plymouth and Kitty Hawk, North Carolina, sells insurance products to businesses and individuals. Gateway Investment Services, Inc. assists bank customers in their securities brokerage activities through an unaffiliated broker-dealer. Through this arrangement Gateway Investment Services earns revenues through commission sharing from the unaffiliated broker-dealer. Certain Gateway Investment Services employees are also employees of the unaffiliated broker-dealer. During 2003, the Company formed another subsidiary, Gateway Capital Statutory Trust I, in connection with the issuance of $8.0 million of trust preferred securities in August 2003.

Market Area

The Company’s market area is the northeastern coastal region of North Carolina and the Hampton Roads metropolitan statistical area (“MSA”) of Virginia. The Bank’s main office is located in Elizabeth City, North Carolina, in Pasquotank County, the largest municipality in the northeastern coastal region of North Carolina with a population of over 17,200. Within the ten mile radius of the main office site of the Bank is a population of over 37,000 with an average household income of over $41,000. The Bank also has offices in Edenton (Chowan County), Kitty Hawk (Dare County), Plymouth and Roper (Washington County) in northeastern North Carolina. The areas served by the North Carolina offices had a 2000 population of over 129,556. Median family income in 2000 for the North Carolina counties served by the Bank ranged from $28,800 to $42,400. Retail sales for these counties were estimated at $768.1 million. Approximately 97.2% of the work force is employed in nonagricultural wage and salary positions. Government employed 24% of the labor. The major non-governmental employment sectors were trade (21%), service (22%), manufacturing (17%), and construction (5%).

The Hampton Roads MSA, which includes Norfolk, Virginia Beach and Chesapeake, is the second largest urban concentration in the southern United States, and the 27th largest in the country, with an estimated population of over 1.5 million. The Port of Virginia, actually four general cargo terminals, is the largest intermodal facility on the East Coast of the United States. The Norfolk Naval Base is the world’s largest naval base and Hampton Roads is home to seven of the nation’s 60 largest stateside military facilities. Hampton Roads’ total personal income in 1998 was estimated at $36.9 billion and estimated gross retail sales in the MSA exceeded $13.3 billion. The MSA had a labor force of over 721,000. Non-farm payroll jobs were estimated to be 691,000 in 2000.

The Bank has two offices in Chesapeake which had a 2000 estimated population of 199,184, and two offices in Virginia Beach, which had a 2000 estimated population of 425,257. In 2000, the median household income in Chesapeake was over $50,700 and the median household income in Virginia Beach exceeded $48,700. The major employment sectors were management and professional (35%), sales (29%), services (14%), and construction (11%).

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

Competition

The Bank, the operating subsidiary of the Company, faces considerable competition in its market areas. As of June 2003, there were 12 branches in Pasquotank County, North Carolina operated by seven commercial banks, including the Bank, and one savings institution. As of that date, approximately $571 million in deposits were located in Pasquotank County, and deposits of the Bank on that date totaled $124.9 million. As of June 2003, there were six branches in Washington County operated by five commercial banks, including the Bank, with approximately $117 million in deposits. Deposits of the Bank on that date totaled $17.9 million. As of June 2003, there were seven branches in Chowan County, including the Bank, operated by five commercial banks with approximately $146.4 million in deposits. Deposits of the Bank on that date totaled $9.2 million. As of June 2003, there were 21 branches in Dare County operated by ten commercial banks, including the Bank, with approximately $732 million in deposits. Deposits of the Bank on that date totaled $13.7 million. As of June 2003, there were 50 branches in Chesapeake, Virginia operated by 15 commercial banks, including the Bank, with approximately $1.5 billion in deposits. Deposits of the Bank on that date totaled $8.6 million. As of June 2003, there were 97 branches in Virginia Beach operated by 14 commercial banks, including the Bank, and two savings institutions with approximately $3.9 billion in deposits. Deposits of the Bank on that date totaled $40.1 million. Almost 60% of the deposits in the Virginia Beach market were controlled by the top four bank holding companies. Therefore, in its market area, the Bank has significant competition for deposits and loans from other depository institutions. Many of the Bank’s competitors have substantially greater resources, broader geographic markets, and higher lending limits than the Bank and offer certain services which the Bank does not provide. Additionally, with the elimination of restrictions on interstate banking, the Bank may be required to compete with out-of-state financial institutions that are not presently in its market area. The Bank also competes with credit unions, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank, in attracting deposits and making loans.

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

Other Financial Services.

The Company, through its subsidiary, Gateway Investment Services, Inc., uses a networking arrangement to make available securities brokerage products to its customers. Commercial and personal insurance products are offered through the Bank’s insurance subsidiary, Gateway Insurance Services, Inc.

Employees

The Company had 123 full-time equivalent employees at December 31, 2003. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

Gateway Financial Holdings, Inc.

Gateway Financial Holdings, Inc. (the “GFH”) is a bank holding company that has elected to be treated as a financial holding company. As a bank holding company under the Bank Holding Company Act of 1956, as amended, GFH is registered with and subject to regulation by the Federal Reserve. GFH is required to file annual and other reports with, and furnish information to, the Federal Reserve. The Federal Reserve conducts periodic examinations of GFH and may examine any of its subsidiaries, including the Bank.

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

However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which became effective on March 11, 2000, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities as well as activities that the Federal Reserve considers to be closely related to banking.

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. GFH has elected, and been authorized by the Federal Reserve, to become a financial holding company.

Under the Modernization Act, the Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions.

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

Capital Adequacy. The Federal Reserve has promulgated capital adequacy regulations for all bank holding companies with assets in excess of $150 million. The Federal Reserve’s capital adequacy regulations are based upon a risk-based capital determination, whereby a bank holding company’s capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company’s assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

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

Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2003, GFH’s Tier 1 leverage capital ratio and total capital were 9.33% and 12.68%, respectively.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2002, the Federal Reserve had not advised GFH of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.

Source of Strength for Subsidiaries. Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries’ compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the ability of GFH to pay cash dividends depends upon the cash dividends received from its subsidiary bank. The only source of income to GFH is dividends and management fees paid by the Bank. GFH must pay all of its operating expenses from funds it receives from the Bank. Therefore, shareholders may receive dividends from GFH only to the extent that funds are available after payment of operating expenses. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. GFH expects that, for the foreseeable future, any dividends paid by the Bank to it will likely be limited to amounts needed to pay any separate expenses of GFH.

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

The Bank

Gateway Bank & Trust Co. (the “Bank”) is subject to various requirements and restrictions under the laws of the United States and the State of North Carolina. As a North Carolina bank, the Bank is subject to regulation, supervision and regular examination by the North Carolina Banking Commission. As a member of the Federal Reserve, the Bank is subject to regulation, supervision and regular examination by the Federal Reserve. The North Carolina Banking Commission and the Federal Reserve have the power to enforce compliance with applicable banking statutes and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank.

Transactions with Affiliates. The Bank may not engage in specified transactions (including, for example, loans) with its affiliates unless the terms and conditions of those transactions are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered or would apply to nonaffiliated companies. In addition, transactions referred to as “covered transactions” between the Bank and its affiliates may not exceed 10% of the Bank’s capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. The Bank also is prohibited from purchasing low-quality assets from an affiliate. Every company under common control with the Bank, including GFH, is deemed to be an affiliate of the Bank.

Loans to Insiders. Federal law also constrains the types and amounts of loans that the Bank may make to its executive officers, directors and principal shareholders. Among other things, these loans are limited in amount, must be approved by the Bank’s board of directors in advance, and must be on terms and conditions as favorable to the Bank as those available to an unrelated person.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the bank must maintain average daily reserves against its transaction accounts. No reserves are required to be maintained on the first $6.6 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $6.6 million and $45.4 million, and reserves equal to 10.0% plus $1.2 million must be maintained on aggregate balances in excess of $45.4 million. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2003, the bank met its reserve requirements.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the federal bank regulatory agencies, an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal bank regulatory agencies, in connection with their examination of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those banks. All banks are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its most recent CRA examination.

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

The ability of the Bank to pay dividends is restricted under applicable law and regulations. Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if the Bank’s surplus is less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the Federal Deposit Insurance Corporation.

The exact amount of future dividends on the stock of the Bank will be a function of the profitability of the Bank in general and applicable tax rates in effect from year to year. The Bank’s ability to pay dividends in the future will directly depend on its future profitability, which cannot be accurately estimated or assured. Management expects that, for the foreseeable future, profits resulting from the Bank’s operations will be retained by the Bank as additional capital to support its operations and growth other than dividends paid by the Bank to GFH as needed to pay any separate expenses of GFH.

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

Enforcement Authority. The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” primarily including management, employees and agents of a financial institution, as well as independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the primary federal banking agency to be appropriate.

Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. Federal “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or more, a core capital ratio of six percent or more and a leverage ratio of five percent or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of eight percent or more, a core capital ratio of four percent or more and a leverage ratio of four percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of three percent or more). Under these regulations, a bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than eight percent, a core capital ratio of less than four percent or a leverage ratio of less than three percent. Under these regulations, a bank is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than six percent, a core capital ratio of less than three percent and a leverage ratio of less than three percent. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a leverage ratio of less than or equal to two percent. In addition, the applicable federal banking agency has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. If a state member bank, such as the Bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the Federal Reserve. An undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Reserve of a capital restoration plan for that bank.

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

Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The Federal Reserve may, on a case-by-case basis, permit member banks that are adequately capitalized to accept brokered deposits if the Federal Reserve determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

Deposit Insurance. The Bank’s deposits are insured up to $100,000 per insured account by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The Bank’s deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned. The Federal Deposit Insurance Corporation assesses insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The Federal Deposit Insurance Corporation determines the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations. Each of these categories has three subcategories, resulting in nine assessment risk classifications. The three subcategories with respect to capital are “well-capitalized,” “adequately capitalized” and “less than adequately capitalized” (that would include “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” banks). The three subcategories with respect to supervisory concerns are “healthy,” “supervisory concern” and “substantial supervisory concern.” A bank is deemed “healthy” if it is financially sound with only a few minor weaknesses. A bank is deemed subject to “supervisory concern” if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the Bank Insurance Fund of the Federal Deposit Insurance Corporation. A bank is deemed subject to “substantial supervisory concern” if it poses a substantial probability of loss to the Bank Insurance Fund. Any increase in insurance assessments could have an adverse effect on the Bank’s earnings.

GFH’s management and the Bank’s management cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof.

ITEM 2 – PROPERTIES

     The Company currently operates out of ten banking offices as set forth below:

	Approximate Square	Year Established/
Office Location	Footage	Acquired
Elizabeth City - 1145 North Road Street	9,000	1999
Elizabeth City - 1404 West Ehringhaus Street	2,000	2003
Virginia Beach - 4460 Corporation Lane, Suite 100	4,000	2000
Virginia Beach - 3001 Shore Drive	2,000	2003
Plymouth - 433 U.S. Highway 64 East	5,200	2000
Roper - 102 W. Buncomb Street	550	2000
Edenton - 344 Virginia Road	1,500	2002
Kitty Hawk - 3600 Croatan Highway	6,500	2002
Chesapeake - 111 Gainsbourgh Square	7,200	2002
Chesapeake - 575 Cedar Road	2,000	2003

All properties owned by the Company and its subsidiaries, including land, buildings and improvements, furniture, equipment and vehicles, had a net book value at December 31, 2003 of $12.0 million. In the opinion of the Company’s management, such properties are adequately covered by insurance.

ITEM 3 – LEGAL PROCEEDINGS

The Company is aware of no material legal proceeding to which the Company or any of its subsidiaries is a party or of which any of their properties is subject.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of our shareholders during the fourth quarter of fiscal 2003.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ under the symbol “GBTS”. The following table sets forth the high and low published closing prices for shares of our common stock for the periods indicated. Where appropriate, prices have been adjusted for the effects of and an 11-for-10 stock split effected in the form of a 10% stock dividend in 2002, a 21-for-20 stock split effected in the form of a 5% stock dividend in 2003, and a 21-for-20 stock split to be effected in the form of a 5% stock dividend that was announced February 27, 2004 and is to be distributed April 8, 2004 to shareholders of record on March 15, 2004. The last reported sales price of the common stock on March 8, 2004 was $13.52 per share. As of December 31, 2003, Gateway Bank had approximately 2,100 shareholders of record.

		High	Low
2003	First Quarter	$8.34	$6.94
	Second Quarter	10.14	7.99
	Third Quarter	10.62	9.52
	Fourth Quarter	11.47	10.42
2002	First Quarter	$8.04	$6.93
	Second Quarter	8.76	7.42
	Third Quarter	8.29	6.35
	Fourth Quarter	7.65	6.43

We conducted an initial public offering of our common stock that closed in 1998, pursuant to which we sold 1,044,495 shares at $11.00 per share in cash. During 2000, we sold 515,597 shares of our common stock at $10.00 per share in a public offering. During 2001, we sold 1,110,973 units at $9.25 per unit in a public offering, with each such unit consisting of one share of our common stock and one warrant to purchase 1.213 shares of our common stock. In 2002, we effected an 11-for-10 stock split in the form of a 10% stock dividend, in 2003 we effected a 21-for-20 stock split in the form of a 5% stock dividend, and on February 27, 2004 we announced a 21-for-20 stock split to be effected in the form of a 5% stock dividend in 2004. Our warrants, which are exercisable at any time until June 30, 2004, are presently exercisable at a price of $9.15 per common share. Those warrants are traded separately on the NASDAQ under the symbol “GBTSW”.

The following table sets forth the high and low published closing prices for our warrants for the periods indicated. The last reported sales price of the warrants on March 8, 2004 was $4.45 per warrant.

		High	Low
2003	First Quarter	$1.30	$.95
	Second Quarter	2.10	1.15
	Third Quarter	2.65	1.70
	Fourth Quarter	2.70	1.57
2002	First Quarter	$1.55	$.70
	Second Quarter	1.85	1.05
	Third Quarter	1.75	1.05
	Fourth Quarter	1.40	.90

We have not paid cash dividends, and we anticipate that all or substantially all of our earnings for the foreseeable future will be required for use in the development of the Company’s business. Consequently, we do not anticipate paying cash dividends for the foreseeable future. As a holding company, we are dependent upon our subsidiary, Gateway Bank, to provide funding for our operating expenses and dividends. North Carolina banking law will permit the payment of dividends only out of retained earnings and will prohibit the payment of cash dividends if Gateway Bank’s surplus is less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if Gateway Bank is undercapitalized or insolvent or if payment of the cash dividend would render Gateway Bank undercapitalized or insolvent, and no cash dividend may be paid by Gateway Bank if it is in default of any deposit insurance assessment due to the FDIC. Subject to these restrictions, our Board of Directors will consider the payment of dividends when it is deemed prudent to do so.

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Gateway Financial Holdings, Inc. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this annual report and the supplemental financial data appearing throughout this discussion and analysis. On February 27, 2004, the Company’s Board of Directors declared a 21-for-20 stock split, to be effected in the form of a 5% stock dividend, which is to be distributed on April 8, 2004 to shareholders of record on March 15, 2004. On May 19, 2003, the Company’s Board of Directors declared a 21-for-20 stock split, effected in the form of a 5% stock dividend, which was distributed June 12, 2003 to shareholders of record on May 21, 2003. On May 14, 2002, the Company’s Board of Directors declared an 11-for-10 stock split, effected in the form of a 10% stock dividend, which was distributed June 5, 2002 to shareholders of record on May 22, 2002. All references in this discussion and analysis to per share results and weighted average shares outstanding have been adjusted to reflect the effects of these stock splits.

OVERVIEW

Gateway Financial Holdings, Inc. is a one-bank holding company incorporated under the laws of North Carolina to serve as the holding company for Gateway Bank & Trust Co. (the “Bank”). Gateway Financial Holdings, Inc. acquired all of the outstanding capital stock of the Bank on October 1, 2001. Gateway Financial Holdings, Inc., the Bank and the Bank’s wholly owned subsidiaries are collectively referred to as the “Company.”

The Bank began operations on December 1, 1998 in a temporary banking facility located in Elizabeth City, North Carolina. Soon thereafter, construction started on the Bank’s permanent headquarters facility located at 1145 North Road Street in Elizabeth City. The Bank moved into this attractive and customer friendly facility in November 1999. Since inception, the Bank has aggressively pursued its primary objective of building a full service banking operation with broad customer support in a market area that includes northeastern North Carolina and the Tidewater area of Virginia, supplementing the banking enterprise with other financial services intended to generate significant non-interest income. In addition to completion of its headquarters facility, the Bank completed, in March of 2000, the successful acquisition of two branches in Plymouth and Roper, North Carolina, and the de novo opening in July 2000 of its first Virginia branch in Virginia Beach. In January 2002 the bank opened one new branch in a leased facility in Edenton, North Carolina. Two other newly constructed owned facilities were opened, one in Kitty Hawk, North Carolina during September 2002 and one in Chesapeake, Virginia during November 2002. Kitty Hawk, approximately an hour’s drive from Elizabeth City, is located on the Outer Banks of North Carolina, a popular and rapidly growing vacation, resort and recreational area. Chesapeake offers a strong economy and the Company has a large shareholder base in the area. In January 2003 and April 2003, respectively, the Bank opened de novo offices in leased facilities on Cedar Road in Chesapeake and Shore Drive in Virginia Beach. In August 2003, the Bank opened a second banking office in Elizabeth City by acquiring the former National Bank of Commerce/CCB Ehringhaus Street branch. The Bank will continue to consider opportunities such as the acquisition of an additional branch or branches where an opportunity consistent with the Bank’s long-range strategic objectives is presented. The Bank will also continue to explore de novo branching opportunities in markets it considers attractive.

In addition to our banking activities, the Bank has focused on insurance and brokerage services to develop sustainable and growth-oriented sources of non-interest income. The Bank acquired the Dowd & Twiddy insurance agencies in January 2000 and Fidelity Insurance in January 2001. These agencies were combined to form Gateway Insurance Services, Inc., which sells insurance products to businesses and individuals. Gateway Insurance Services, Inc. maintains offices in Elizabeth City, Hertford, Edenton, Plymouth and Kitty Hawk, North Carolina. In addition, the Bank organized Gateway Investment Services, Inc. in September 1999 to assist bank customers in their securities brokerage activities through a networking arrangement with an unaffiliated broker-dealer. Through this arrangement, Gateway Investment Services earns revenues through commission sharing from the unaffiliated broker-dealer. The Bank will continue to look for ways to expand non-traditional banking activities in its insurance subsidiary and securities networking arrangement, which create significant sources of non-interest income.

During its initial years operations, the Company has concentrated its efforts on building a franchise and infrastructure that can deliver and sustain long-term profitability. Toward that objective, and consistent with its business plans, the Company incurred significant operating losses from its date of opening through December 31, 2000. These losses totaled approximately $2.5 million. The Company achieved its first profitable quarter during the three months ended March 31, 2001 and has now achieved profitability in twelve consecutive quarters, producing net income of $547,000 in 2001, $627,000 in 2002 and $1.2 million in 2003. While management expects the Company to continue to be profitable, continued expansion activity can be expected to generate significant additional costs that can negatively impact earnings as the Company pursues its growth strategies.

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The information presented below is derived in part from the audited consolidated financial statements and notes thereto of the Company. This information presented below does not purport to be complete and should be read in conjunction with the Company’s consolidated financial statements appearing elsewhere in this annual report.

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$13,486	$10,311	$9,125	$6,181	$1,859
Total interest expense	5,341	4,819	5,059	3,457	753

Net interest income	8,145	5,492	4,066	2,724	1,106
Provision for loan losses	1,200	480	440	482	455

Net interest income after provision for loan losses	6,945	5,012	3,626	2,242	651
Total non-interest income	4,485	2,826	2,420	1,341	95
Total non-interest expense	10,230	7,211	5,499	4,655	1,758

Income (loss) before income taxes	1,200	627	547	(1,072)	(1,012)
Provision for income taxes	—	—	—	—	—

Net income (loss)	$1,200	$627	$547	$(1,072)	$(1,012)

Per Share Data: (6)
Net income (loss), basic	$0.36	$0.19	$0.21	$(0.68)	$(0.80)
Net income (loss), diluted	0.35	0.19	0.21	(0.68)	(0.80)
Dividends	—	—	—	—	—
Book value	7.51	7.23	6.94	6.83	7.44
Tangible book value	6.41	6.54	6.23	5.86	7.44
Balance Sheet Data:
Total assets	$314,826	$231,053	$160,832	$110,694	$44,235
Loans receivable	231,740	161,488	107,240	75,921	29,574
Allowance for loan losses	2,759	1,721	1,435	1,028	462
Deposits	238,452	174,663	115,717	90,293	32,181
Borrowings	50,000	31,401	21,300	6,500	2,500
Shareholders’ equity	24,971	23,968	22,998	13,441	9,426
Selected Performance Ratios:
Return on average assets	0.43%	0.32%	0.41%	(1.33)%	(3.51)%
Return on average equity	4.93%	2.58%	2.96%	(9.76)%	(10.20)%
Net interest margin (1)	3.24%	3.09%	3.32%	3.78%	4.18%
Net interest spread (2)	2.98%	2.68%	2.66%	3.07%	2.25%
Non-interest income as a percentage of net interest income and non-interest income	35.51%	33.97%	37.31%	32.99%	7.91%
Non-interest income as a percentage of average assets	1.61%	1.46%	1.80%	1.66%	0.33%
Non-interest expense to average assets	3.67%	3.71%	4.10%	5.78%	6.09%
Efficiency ratio (3)	81.00%	86.69%	84.78%	114.51%	146.38%

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Asset Quality Ratios:
Nonperforming loans to period-end loans	0.52%	0.82%	0.00%	0.00%	0.00%
Allowance for loan losses to period-end loans	1.19%	1.07%	1.34%	1.35%	1.56%
Allowance for loan losses to nonperforming loans	228.02%	129.59%	NM	NM	NM
Nonperforming assets to total assets (4)	0.38%	0.67%	0.14%	0.00%	0.00%
Net loan charge-offs to average loans outstanding	0.11%	0.15%	0.04%	0.01%	0.02%
Capital Ratios: (5)
Total risk-based capital	12.68%	12.51%	17.89%	15.71%	53.43%
Tier 1 risk-based capital	11.59%	11.57%	16.72%	14.44%	50.93%
Leverage ratio	9.33%	9.71%	13.74%	11.31%	23.65%
Equity to assets ratio	7.93%	10.37%	14.30%	12.14%	21.31%
Other Data:
Number of banking offices	10	7	4	4	1
Number of full time equivalent employees	123	96	69	53	22

(1)	Net interest margin is net interest income divided by average interest-earning assets.

(2)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Nonperforming assets consists of nonaccrual loans, restructured loans, and real estate owned, where applicable.

(5)	Capital ratios are for the Company.

(6)	Restated for 21-for-20 stock split to occur in 2004, 21-for-20 stock split occurring during 2003 and 11-for-10 stock split occurring during 2002.

FINANCIAL CONDITION
December 31, 2003 and 2002

The Company continued its pattern of strong growth during 2003, with total assets increasing by $83.8 million, or 36.3%, to $314.8 million at year end. This growth was principally reflected in increased loans. Total loans increased by $70.3 million, or 43.5%, from $161.5 million at the beginning of the year to $231.7 million at year end. The increase in loans was comprised principally of increases of $9.8 million, $33.1 million and $19.6 million, respectively, in commercial loans, construction loans, and commercial mortgage loans – three areas of lending that the Company targets. The Company maintained liquidity at what it believes to be an appropriate level, as liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, increased in the aggregate to $56.6 million, or 18.0% of total assets, at December 31, 2003. The cash surrender value of bank owned life insurance totaled $7.1 million, or 2.3% of total assets at December 31, 2003. Additionally, the Company’s investment in premises and equipment increased by $1.5 million as a result of growth and expansion and costs incurred in acquiring the former National Bank of Commerce/CCB Ehringhaus Street branch in Elizabeth City and the upfit costs associated with opening the de novo offices on Cedar Road in Chesapeake and Shore Drive in Virginia Beach. Goodwill and other intangibles increased $1.3 million, primarily due to the acquisition of the former National Bank of Commerce/CCB Ehringhaus Street branch.

Funding for the growth in assets and loans was provided by increases of $63.8 million and $18.6 million, respectively, in deposit accounts and total borrowings. Total deposit accounts increased 36.5%, from $174.7 million at December 31, 2002 to $238.5 million at December 31, 2003. Non-interest-bearing demand accounts increased by $14.0 million, or 59.5%, from $23.5 million at the beginning of the period to $37.5 million at the end of the period. Savings, money market and NOW accounts more than doubled to $74.4 million, representing a total increase of $40.0 million or 116.1% over the $34.4 million reported at December 31, 2002. Consistent with the Company’s objectives to reduce reliance on time deposits, demand, savings, money market and NOW accounts of $111.9 million at December 31, 2003 represent 46.9% of total deposits at that date, up from $57.9 million or 33.2% of total deposits at December 31, 2002. Time deposits totaled $126.6 million at December 31, 2003 as compared to $116.7 million at December 31, 2002. Large denomination time deposits of more than $100,000 were $35.7 million, or 15.0% of total deposits at December 31, 2003 as compared with $44.9 million, or 25.7% of total deposits at December 31, 2002. The Company continues to use brokered deposits to fund growth, with such deposits increasing from $29.3 million to $42.1 million during the year, comprising 33.2% of total time deposits at December 31, 2003. Advances from the Federal Home Loan Bank of Atlanta increased from $28.4 million to $36.0 million during the twelve months, while federal funds purchased doubled from $3.0 million at the beginning of the year to $6.0 million at December 31, 2003. In addition, during 2003 the Company issued $8.0 million of trust preferred securities, which provided funding to support growth while enhancing the regulatory capital position of the Company and its bank subsidiary.

Total stockholders’ equity increased by $1.0 million, as net income for the current year of $1.2 million and an increase in of $109,000 in capital from warrant conversion was reduced by a decrease of $306,000 in accumulated other comprehensive income resulting from a decrease in unrealized securities gains. Stockholders’ equity totaled $25.0 million at December 31, 2003. Its capital ratios continue to place the Bank in excess of the minimums required to be deemed well-capitalized by regulatory measures.

NET INTEREST INCOME

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2003, 2002 and 2001, average interest-earning assets were $251.7 million, $177.5 million, and $122.4 million, respectively. During these same years, the Company’s net interest margins were 3.24%, 3.09%, and 3.32%, respectively.

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

	For the Years Ended December 31,
	2003			2002			2001
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$197,801	$11,511	5.82%	$130,769	$8,178	6.25%	$92,461	$7,288	7.88%
Interest-earning deposits	1,867	21	1.12%	4,055	67	1.65%	3,967	149	3.76%
Investment securities available for sale	49,652	1,851	3.73%	40,903	1,959	4.79%	24,970	1,620	6.49%
FHLB/FRB stock	2,409	103	4.28%	1,815	107	5.90%	985	68	6.90%

Total interest-earning assets	251,729	13,486	5.36%	177,542	10,311	5.81%	122,383	9,125	7.46%

Other assets	26,727			16,593			11,747

Total assets	$278,456			$194,135			$134,130

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$55,852	557	1.00%	$28,131	284	1.01%	$19,534	400	2.05%
Time deposits	125,100	3,555	2.84%	98,288	3,479	3.54%	72,753	3,998	5.50%
Federal funds purchased	4,099	64	1.56%	779	17	2.18%	1,741	78	4.48%
FHLB advances	35,812	1,022	2.85%	26,654	1,039	3.90%	11,462	583	5.09%
Trust preferred securities	3,333	143	4.29%	—	—	—%	—	—	—%

Total interest-bearing liabilities	224,196	5,341	2.38%	153,852	4,819	3.13%	105,490	5,059	4.80%

Demand deposits	27,943			15,166			9,489
Other liabilities	1,972			798			659
Stockholders’ equity	24,345			24,319			18,492

Total liabilities and stockholders’ equity	$278,456			$194,135			$134,130

Net interest income and interest rate spread		$8,145	2.98%		$5,492	2.68%		$4,066	2.66%

Net interest margin			3.24%			3.09%			3.32%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.28%			115.40%			116.01%

RATE/VOLUME ANALYSIS

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

	Year Ended			Year Ended
	December 31, 2003 vs. 2002			December 31, 2002 vs. 2001
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$4,046	$(713)	$3,333	$2,708	$(1,818)	$890
Interest-earning deposits	(30)	(16)	(46)	2	(84)	(82)
Investment securities available for sale	373	(481)	(108)	898	(559)	339
FHLB/FRB stock	30	(34)	(4)	53	(14)	39

Total interest income	4,419	(1,244)	3,175	3,661	(2,475)	1,186

Interest expense:
Deposits
Savings, NOW and money market	278	(5)	273	131	(247)	(116)
Time deposits	855	(779)	76	1,154	(1,673)	(519)
Federal funds purchased	62	(15)	47	(32)	(29)	(61)
FHLB advances	309	(326)	(17)	682	(226)	456
Trust preferred securities	72	71	143	—	—	—

Total interest expense	1,576	(1,054)	522	1,935	(2,175)	(240)

Net interest income increase (decrease)	$2,843	$(190)	$2,653	$1,726	$(300)	$1,426

RESULTS OF OPERATIONS
Years Ended December 31, 2003 and 2002

Overview. The Company reported net income of $1.2 million or $.35 per diluted share for the year ended December 31, 2003, as compared with net income of $627,000 or $.19 per diluted share for 2002, an increase of $573,000 in net income and an increase of $.16 in net income per diluted share. The Company’s primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing some profitability in the near term. The Bank opened two new branches in leased facilities; one on Cedar Road in Chesapeake, Virginia in January 2003, and another on Shore Drive in Virginia Beach, Virginia in April 2003. The Bank also purchased a second Elizabeth City, North Carolina banking location on Ehringhaus Street in August from National Bank of Commerce/CCB. These new locations increased the number of full service banking branches to ten. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2003. Although interest rates have remained at or near forty year historical lows, the Company’s interest rate spread has increased primarily due to the Bank’s growth of low cost core deposits.

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

Net interest income increased to $8.1 million for the year ended December 31, 2003, a $2.6 million or 48.3% increase from the $5.5 million earned during 2002. Total interest income benefited from strong growth in the level of average earning assets during the year. This asset growth offset the lower asset yields caused by the decline in market interest rates during periods reported. Average total interest-earning assets increased $74.2 million, or 41.8%, for 2003 as compared to 2002, while the average yield dropped by 45 basis points from 5.81% to 5.36%. Average total interest-bearing liabilities increased by $70.3 million, or 45.7% for 2003 as compared to 2002, while the average cost of interest-bearing liabilities decreased by 75 basis points from 3.13% to 2.38%. This resulted in a 30 basis point improvement in interest rate spread and also resulted in an improvement in interest rate margin. For the year ended December 31, 2003, the net interest rate spread was 2.98% and the net interest margin was 3.24%. For the year ended December 31, 2002, the net interest spread was 2.68% and the net interest margin was 3.09%.

Provision for Loan Losses. The Company recorded a $1.2 million provision for loan losses in 2003, representing an increase of $720,000 from the $480,000 provision made in 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2003 and 2002 the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $70.3 million in 2003 and by $54.2 million in 2002. At December 31, the allowance for loan losses was $2.8 million for 2003 and $1.7 million for 2002, representing 1.19% and 1.07%, respectively, of loans outstanding.

Non-Interest Income. Non-interest income totaled $4.5 million for the year ended December 31, 2003 as compared with $2.8 million for 2002, an increase of $1.7 million, or 58.7%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage banking and brokerage networking operations. The 2003 increases were broad based and include $316,000 in service charges on deposit accounts, $689,000 in income from mortgage operations, $215,000 in income from insurance operations, and $47,000 in income from brokerage operations. The increase in income from mortgage operations consisted of $226,000 from increased originations of presold mortgages, $251,000 in income distributed on the Company’s investment in Sidus Financial LLC, and $212,000 representing the Company’s equity in the 2003 income of Gateway First Mortgage, LLC. The Bank owns approximately 8% of Sidus Financial, LLC (“Sidus”) and 49% of Gateway First Mortgage, LLC (“Gateway First”). Both Sidus and Gateway First are providers of mortgage banking services to the Bank and to other lenders. The increases in income from insurance and brokerage operations resulted from growth in those lines of business. The Company also earned $146,000 in 2003 from bank owned life insurance that was purchased during the year. Other non-interest income increased by $267,000, from $99,000 for 2002 to $366,000 for 2003, reflecting increases of $76,000 and $35,000, respectively, in miscellaneous service fee income and gains on sales of loans, as well as a gain of $119,000 in 2003 from the sale of an undeveloped parcel of land.

Non-Interest Expenses. Non-interest expenses totaled $10.2 million for the year ended December 31, 2003, an increase of $3.0 million or 41.9% over the $7.2 million reported for 2002. In comparison, total assets averaged $278.5 million for 2003, an increase of 43.4% over average total assets of $194.1 million for the year ended December 31, 2002. Substantially all of the increase in non-interest expenses resulted from the Company’s growth and development, and reflects the additional expenses in the current year associated with the opening of new branches in January, April and August 2003, increasing the number of full service banking locations to ten. Eight of the ten branches were fully operational throughout 2003, while only five of the seven branches existing at the end of 2002 were operational throughout all of that year. As a result of such expansion, personnel costs increased by $1.6 million, or 40.6%, the costs of occupancy and equipment increased by $890,000, or 91.4%, and other non-interest expenses increased by $623,000 or 34.7%. The Company’s item processing, which was previously outsourced, was brought in-house in 2003, and as a result data processing expenses decreased by $96,000 or 19.4%. As a percentage of average total assets, total non-interest expenses were consistent at 3.67% for 2003 and 3.71% for 2002.

Income Taxes. Income tax expense was $0 for both 2003 and 2002 as a result of the recognition of deferred tax assets, generated in prior years, that had previously been offset by a valuation allowance. For 2004, the Company expects that the provision for income taxes for the year will be approximately 25% to 27% of total income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 2003, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $78.7 million, with $36.0 million outstanding, federal funds lines of credit with four other financial institutions in the aggregate amount of $31.4 million, with $6.0 million outstanding, and a $7.5 million line of credit with another financial institution, secured by certain commercial loans, no outstanding balance.

Total deposits were $238.5 million and $174.7 million at December 31, 2003 and 2002, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits have been built, the Company has relied significantly on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. Consistent with its strategy to develop a higher concentration in lower-costing demand deposits, the Company successfully reduced its reliance on certificate of deposits during 2003. At December 31, 2003, time deposits represented 53.1% of the Company’s total deposits, down sharply from 66.8% of total deposits at December 31, 2002. Certificates of deposit of $100,000 or more also reflected this trend, representing 15.0% and 25.7%, respectively, of the Bank’s total deposits at December 31, 2003 and 2002. At December 31, 2003, the Company had $42.1 million in brokered time deposits, representing 17.7% of total deposits at that date, down slightly from 18.1% of total deposits at December 31, 2002. While the Company will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments, current earnings and, as necessary, additional borrowings, to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, corporate securities and mortgage-backed securities.

At December 31, 2003 and 2002, the Company’s tangible equity to asset ratio was 6.8% and 9.4%, respectively. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The regulatory capital position of both the Company and the Bank was enhanced during 2003 through the issuance of $8.0 million of trust preferred securities that qualify, subject to certain limitations, as Tier 1 capital. The Bank’s Tier I capital ratio at December 31, 2003 and 2002 was 8.4% and 9.7%, respectively.

CAPITAL RATIOS

The Bank is subject to minimum capital requirements. See “SUPERVISION AND REGULATION.” As the following table indicates, at December 31, 2003, the Bank exceeded regulatory capital requirements.

	At December 31, 2003
	Actual	Minimum	Well-Capitalized
	Ratio	Requirement	Requirement
Total risk-based capital ratio	11.53%	8.0%	10.0%
Tier 1 risk-based capital ratio	10.43%	4.0%	6.0%
Leverage ratio	8.38%	4.0%	5.0%

Management expects that the Company will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2003.

	Payments Due by Period
		On Demand
		Or Within			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Federal funds purchased	$6,000	$6,000	$—	$—	$—
FHLB advances	36,000	18,000	6,000	12,000	—
Trust preferred securities	8,000	—	—	—	8,000
Lease obligations	3,305	437	778	556	1,534
Deposits	237,997	202,661	34,295	1,041	—

Total contractual cash obligations	$291,302	$227,098	$41,073	$13,597	$9,534

     The following table reflects other commitments of the company outstanding as of December 31, 2003.

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Undisbursed home equity credit lines	$10,187	$—	$—	$—	$10,187
Other commitments and credit lines	46,520	46,520	—	—	—
Undisbursed portion of construction loans	26,523	26,523	—	—	—
Standby letters of credit	2,377	2,377	—	—	—

Total other commitments	$85,607	$75,420	$—	$—	$10,187

In the normal course of business, the Company may enter into purchase agreements for goods or services. In management’s opinion, the dollar amount of such agreements at December 31, 2003 is not material and has not been included in the above table.

ASSET/LIABILITY MANAGEMENT

The Company’s results of operations depend substantially on its net interest income. Like most financial institutions, the Bank’s interest income and cost of funds are affected by general economic conditions and by competition in the market place. The purpose of asset/liability management is to provide stable net interest income growth by protecting the Company’s earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. The Company maintains, and has complied with, a Board approved asset/liability management policy that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analysis: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities. The Company’s policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

When suitable lending opportunities are not sufficient to utilize available funds, the Company has generally invested such funds in securities, primarily U.S. Treasury securities, securities issued by governmental agencies, mortgage-backed securities and corporate obligations. The securities portfolio contributes to the Company’s profits and plays an important part in the overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the securities portfolio are safety, liquidity, yield, asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits.

In reviewing the needs of the Company with regard to proper management of its asset/liability program, the Company’s management estimates its future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases (due to increased demand through marketing), and forecasted interest rate changes. A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Based on the results of the income simulation model as of December 31, 2003, the Company would expect an increase in net interest income of $245,000 if interest rates increase from current rates by 100 basis points and a decrease in net interest income of $444,000 if interest rates decrease from current rates by 100 basis points.

The analysis of an institution’s interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is another standard tool for the measurement of the exposure to interest rate risk. The Company believes that because interest rate gap analysis does not address all factors that can affect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003 which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2003
		Over 3	Total
	3 Months	Months to	Within	Over 12
	or Less	12 Months	12 Months	Months	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$115,360	$28,551	$143,911	$87,829	$231,740
Interest-earning deposits	5,152	—	5,152	—	5,152
Investment securities available for sale	—	—	—	43,773	43,773
FHLB/FRB stock	—	—	—	2,772	2,772

Total interest-earning assets	$120,512	$28,551	$149,063	$134,374	$283,437

Percentage of total interest-earning assets	42.52%	10.07%	52.59%	47.41%	100.00%
Cumulative percentage to total interest- earning assets	42.52%	52.59%	52.59%	100.00%	100.00%
Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$74,438	$—	$74,438	$—	$74,438
Time	19,751	74,000	93,751	32,809	126,560
Federal funds purchased	6,000	—	6,000	—	6,000
FHLB advances	21,000	5,000	26,000	10,000	36,000
Trust preferred securities	—	—	—	8,000	8,000

Total interest-bearing liabilities	$121,189	$79,000	$200,189	$50,809	$250,998

Percentage of total interest-bearing liabilities	48.28%	31.47%	79.76%	20.24%	100.00%
Cumulative percentage of total interest- bearing liabilities	48.28%	79.76%	79.76%	100.00%	100.00%
Interest sensitivity gap	$(677)	$(50,449)	$(51,126)	$83,565	$32,439
Cumulative interest sensitivity gap	$(677)	$(51,126)	$(51,126)	$32,439	$32,439
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(0.24)%	(18.04)%	(18.04)%	11.44%	11.44%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	99.44%	74.46%	74.46%	112.92%	112.92%

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

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s audited consolidated financial statements and the information included in management’s discussion and analysis is governed by policies that are based on accounting principles generally accepted in the United States of America and general practices within the banking industry. Among the more significant policies are those that govern accounting for loans and allowance for loan losses and goodwill. These policies are discussed in Note B of the “Notes To Consolidated Financial Statements” included in this Annual Report.

A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires a difficult, subjective or complex judgment by management. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. Estimates and judgments are integral to our accounting for certain items, and those estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. The Company periodically evaluates its estimates, including those related to the allowance for loan losses and goodwill. While we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. Further information regarding the accounting policies that we consider to be critical is provided below.

Allowance for loan losses. The Company’s most significant critical accounting policy is the determination of its allowance for loan losses. The allowance for loan losses reflects the estimated losses that will result from the inability of our customers to make required payments. The allowance for loan losses results from management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in our opinion, deserve current recognition in estimating possible credit losses. Our evaluation process is based on historical evidence and current trends among delinquencies, defaults and nonperforming assets. Our estimate of the allowance for loan losses does not include the impact of events that might occur in the future.

Management considers the established allowance adequate to absorb losses that relate to loans outstanding at December 31, 2003, although future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions may be required. For further information on the allowance for loan losses, see “Financial Condition” in Management’s Discussion and Analysis and Note 3 of the “Notes to Consolidated Financial Statements” included in this Annual Report.

Goodwill. Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination, is tested at least annually for impairment. The impairment test is a two-step process that begins with an initial impairment evaluation. If the initial evaluation suggests that an impairment of the asset value exists, the second step would determine the amount of the impairment, if any. If the tests conclude that goodwill is impaired, the carrying value would be adjusted, and an impairment loss would be recorded.

FORWARD LOOKING STATEMENTS

Statements contained in this annual report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Commission and the Bank with the Federal Reserve Bank from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulations; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services.

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note L to the accompanying financial statements. As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, the Company is not involved in any unconsolidated SPE transactions.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note B to the consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

LENDING ACTIVITIES

General. The Company provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, Farmers Home Administration guaranteed, mortgage, construction and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The Company’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Company seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Company, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Company. The Company supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work. The Company has focused its portfolio lending activities on typically higher yielding commercial, construction and consumer loans rather than lower yielding 1-4 family mortgages which the Company typically sells in the secondary market. The following table sets forth at the dates indicated the Company’s loan portfolio composition by type of loan:

	At December 31,
	2003		2002
		Percent		Percent
	Amount	of Total	Amount	of Total
		(Dollars in thousands)
Commercial	$52,554	22.7%	$42,767	26.5%
Real estate – construction	55,970	24.2%	22,861	14.2%
Real estate – commercial mortgage	67,952	29.3%	48,362	29.9%
Real estate – 1-4 family mortgage	32,191	13.9%	31,957	19.8%
Consumer	10,458	4.5%	7,707	4.7%
Home equity lines of credit	12,615	5.4%	7,834	4.9%

Subtotal	231,740	100.00%	161,488	100.00%

Less: Allowance for loan losses	(2,759)		(1,721)

Net loans	$228,981		$159,767

	At December 31,
	2001		2000
		Percent		Percent
	Amount	of Total	Amount	of Total
		(Dollars in thousands)
Commercial	$61,364	57.2%	$35,656	47.0%
Real estate – construction	10,050	9.4%	6,421	8.4%
Real estate – commercial mortgage	15,401	14.3%	15,746	20.8%
Real estate – 1-4 family mortgage	7,074	6.6%	7,241	9.5%
Consumer	7,692	7.2%	6,594	8.7%
Home equity lines of credit	5,659	5.3%	4,264	5.6%

Subtotal	107,240	100.0%	75,922	100.0%

Less: Allowance for loan losses	(1,435)		(1,028)

Net loans	$105,805		$74,894

	At December 31,
	1999
		Percent
	Amount	of Total
	(Dollars in thousands)
Commercial	$13,564	45.9%
Real estate – construction	2,606	8.8%
Real estate – commercial mortgage	4,815	16.3%
Real estate – 1-4 family mortgage	3,674	12.4%
Consumer	3,729	12.6%
Home equity lines of credit	1,186	4.0%

Subtotal	29,574	100.0%

Less: Allowance for loan losses	(462)

Net loans	$29,112

The following table presents, at December 31, 2003, (i) the aggregate maturities or repricings of loans in the named categories of the Company’s loan portfolio and (ii) the aggregate amounts of such loans maturing or repricing after one year by fixed and variable rates:

	Within 1 Year	1-5 Years	After 5 Years	Total
	(Dollars in thousands)
Commercial	$42,159	$9,598	$797	$52,554
Real estate – construction	44,374	10,922	674	55,970

Total	$86,533	$20,520	$1,471	$108,524

Fixed rate loans				$21,991
Variable rate loans				—

				$21,991

Commercial Loans. Commercial business lending is a primary focus of the Company’s lending activities. At December 31, 2003, the Company’s commercial loan portfolio equaled $52.6 million or 22.7% of total loans, as compared with $42.8 million or 26.5% of total loans at December 31, 2002. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Company also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Company requires personal guarantees and secondary sources of repayment.

Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on our commercial loans adjust with changes in interest rates.

Real Estate Loans. Real estate loans are made for purchasing, constructing and refinancing one to four family, five or more family and commercial properties. The Company offers fixed and adjustable rate options. The Company provides customers access to long-term conventional real estate loans through its mortgage loan department which makes Federal National Mortgage Association (“FNMA”) – conforming loans for the account of third parties.

At December 31, 2003, the Company’s residential one to four family loans amounted to $32.2 million or 13.9% of total loans as compared with $32.0 million or 19.8% of total loans at December 31, 2002. The Company’s residential mortgage loans are secured by properties located within the Company’s market area. Most of the one to four family residential mortgage loans that the Company makes are originated for the account of third parties. Such loans are closed by the third party and therefore are not shown in the Company’s financial statements. The Company receives a fee for each such loan originated, with such fees aggregating $647,000 for the year ended December 31, 2003 and $422,000 for the year ended December 31, 2002. The Company anticipates that it will continue to be an active originator of residential loans for the account of third parties.

The Company has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans equaled $68.0 or 29.3% of total loans at December 31, 2003 and $48.4 million or 29.9% of total loans at December 31, 2002. This lending has involved loans secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Company requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

The Company originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. Real estate construction loans amounted to $56.0 million or 24.2% of total loans at December 31, 2003 and $22.9 million or 14.2% of total loans at December 31, 2002. The Company generally receives a pre-arranged permanent financing commitment from an outside entity prior to financing the construction of pre-sold homes. The Company lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Company also makes commercial real estate construction loans, generally for owner-occupied properties. The Company further endeavors to limit its construction lending risk through adherence to established underwriting procedures. Also, the Company generally requires documentation of all draw requests and utilizes loan officers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Company requires personal guarantees and secondary sources of repayment on construction loans.

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

Loan Approvals. The Company’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the type of loans that the Company seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Company, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Company. The Company supplements its own supervision of the loan underwriting and approval process with periodic loan audits by independent, outside professionals experienced in loan review work.

Commitments and Contingent Liabilities

In the ordinary course of business, the Company enters into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on the Company’s consolidated balance sheets. The Company applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Company’s exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.”

Asset Quality

The Company considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to the Lending Policy as approved by the Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is Credit Administration’s responsibility to change the borrower’s risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in the Company’s market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

The Company’s policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses.

Nonperforming Assets

The table sets forth, for the period indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonaccrual loans	$1,210	$1,328	$—	$—	$—
Restructured loans	—	—	—	—	—

Total nonperforming loans	1,210	1,328	—	—	—
Real estate owned	—	230	230	—	—

Total nonperforming assets	$1,210	$1,558	$230	$—	$—

Accruing loans past due 90 days or more	$—	$—	$—	$4	$—
Potential problem loans	—	—	—	—	—
Allowance for loan losses	2,759	1,721	1,435	1,028	462
Nonperforming loans to period end loans	0.52%	0.82%	—	—	—
Allowance for loan losses to period end loans	1.19%	1.07%	1.34%	1.35%	1.56%
Allowance for loan losses to nonperforming loans	228.02%	129.59%	—	—	—
Nonperforming assets to total assets	0.38%	0.67%	0.14%	—	—

Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At December 31, 2003, we had $1.2 million of nonaccrual loans consisting primarily of loans outstanding to one borrower. These loans are cross collateralized and are secured by real estate. The borrower, as a result of cash flow problems, has filed for protection under Chapter 11 of the bankruptcy code, during which time the Company is not receiving regular interest payments. Accordingly, Management has placed these loans in nonaccrual status. Management does not anticipate that the Company will incur any significant loss on these loans.

Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2003 the Company had no real estate owned.

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

We use our risk grading program, as described under “Asset Quality,” to facilitate our evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers and reviewed by Credit Administration, and tested by our internal auditor. The testing program includes an evaluation of a sample of new loans, large loans, loans that are identified as having potential credit weaknesses, loans past due 90 days or more, and nonaccrual loans. We strive to maintain our loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of our market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. We have no foreign loans and we do not engage in significant lease financing or highly leveraged transactions.

We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management’s judgment and historical experience.

Loans classified as “substandard” are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some losses if the deficiencies are not corrected. A reserve of 15% is generally allocated to these loans. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% is generally allocated to loans classified as doubtful. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, we also categorize loans based upon risk grade and loan type, assigning an allowance allocation based upon each category.

Growth in loans outstanding has, throughout our history, been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among our major loan categories, with the concentrations of major loan categories being relatively consistent. Between December 31, 1999 and December 31, 2003, the range of each major category of loans as a percentage of total loans outstanding is as follows: residential mortgage loans – 6.6% to 19.8%; commercial mortgage loans – 14.3% to 29.9%; construction loans - 8.4% to 24.2%; commercial and industrial loans – 22.7% to 57.2%; loans to individuals – 4.5% to 12.6%; and home equity lines of credit – 4.0% to 5.6%. For all fiscal years through 2003, our net loan charge-offs in each year were no more than .15% of average loans outstanding. Because of this sustained trend of low loss experience, and based upon our assessment of probable loss, we have set our allowance for loan losses at December 31, 2003 at $2.8 million, representing 1.19% of total loans outstanding.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. We make specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. In addition to the allocated portion of the allowance for loan losses, we maintain an unallocated portion that is not assigned to any specific category of loans. This unallocated portion is intended to reserve for the inherent risk in the portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require an increase in our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

	At December 31,
	2003		2002
		% of Total		% of Total
	Amount	Loans(1)	Amount	Loans(1)
	(Dollars in thousands)
Balance applicable to:
Commercial	$683	22.7%	$482	26.5%
Real estate – construction	672	24.2%	229	14.2%
Real estate – mortgage	1,102	43.2%	803	49.7%
Consumer	125	4.5%	77	4.7%
Home equity lines of credit	139	5.4%	78	4.9%
Unallocated	38	—	52	—

Total	$2,759	100.0%	$1,721	100.0%

	At December 31,
	2001		2000
		% of Total		% of Total
	Amount	Loans(1)	Amount	Loans(1)
	(Dollars in thousands)
Balance applicable to:
Commercial	$900	57.2%	$581	47.0%
Real estate – construction	120	9.4%	90	8.4%
Real estate – mortgage	150	20.9%	230	30.3%
Consumer	90	7.2%	79	8.7%
Home equity lines of credit	50	5.3%	47	5.6%
Unallocated	125	—	1	—

Total	$1,435	100.0%	$1,028	100.0%

	At December 31,
	1999
		% of Total
	Amount	Loans(1)
	(Dollars in thousands)
Balance applicable to:
Commercial	$203	45.9%
Real estate – construction	35	8.8%
Real estate – mortgage	49	28.7%
Consumer	65	12.6%
Home equity lines of credit	12	4.0%
Unallocated	98	—

Total	$462	100.0%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth for the periods indicated information regarding changes in the Company’s allowance for loan losses:

	At or for the Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of period	$1,721	$1,435	$1,028	$462	$10

Charge-offs:
Commercial	(195)	(146)	(20)	—	—
Real estate	—	(18)	—	—	—
Consumer	(20)	(30)	(17)	(7)	(3)
Home equity lines of credit	—	—	—	—	—

Total charge-offs	(215)	(194)	(37)	(7)	(3)

Recoveries:
Commercial	1	—	—	—	—
Real estate	—	—	4	—	—
Home equity lines of credit	—	—	—	—	—

Total recoveries	1	—	4	—	—

Net charge-offs	(214)	(194)	(33)	(7)	(3)
Allowance for loan losses on loans purchased	52	—	—	91	—
Provision for loan losses charged to operations	1,200	480	440	482	455

Balance at end of period	$2,759	$1,721	$1,435	$1,028	$462

Ratio of net loan charge-offs to average loans outstanding	0.11%	0.15%	0.04%	0.01%	0.02%

INVESTMENT ACTIVITIES

The Company’s portfolio of investment securities, all of which are available for sale, consists primarily of U.S. Treasury and government agency securities, and mortgage-backed securities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Company’s policy to classify all investment securities as available for sale. The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
December 31, 2003
U.S. government agencies	$24,678	$147	$50	$24,775
Corporate debt securities	2,083	75	—	2,158
Mortgage-backed securities	16,725	160	45	16,840

	$43,486	$382	$95	$43,773

December 31, 2002
U.S. government agencies	$24,020	$293	$—	$24,313
Corporate debt securities	1,397	41	—	1,438
Mortgage-backed securities	18,496	355	1	18,850

	$43,913	$689	$1	$44,601

December 31, 2001
U.S. government agencies	$16,807	$94	$65	$16,836
Corporate debt securities	377	—	1	376
Mortgage-backed securities	13,844	170	—	14,014

	$31,028	$264	$66	$31,226

The following table summarizes the amortized costs, fair values and weighted average yields of securities available-for-sale at December 31, 2003, by contractual maturity groups:

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies:
Due after one but within five years	$11,024	$11,086	3.33%
Due after five but within ten years	13,654	13,689	3.38%

	24,678	24,775	3.36%

Corporate debt securities:
Due after one but within five years	1,032	1,074	5.52%
Due after five but within ten years	1,051	1,084	5.36%

	2,083	2,158	5.27%

Mortgage-backed securities:
Due after one but within five years	901	919	4.11%
Due after five but within ten years	3,017	2,978	2.80%
Due after ten years	12,807	12,943	4.27%

	16,725	16,840	4.00%

Total securities available for sale:
Due after one but within five years	12,956	13,079	3.53%
Due after five but within ten years	17,723	17,752	3.39%
Due after ten years	12,807	12,942	4.27%

	$43,486	$43,773	3.69%

The Company does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2003 there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company’s shareholders’ equity.

SOURCES OF FUNDS

Deposit Activities

The Company provides a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. The Company has used brokered deposits as a funding source. However, it strives to establish customer relations to attract core deposits in non-interest-bearing transactional accounts and thus to reduce its costs of funds.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

	At December 31,
	2003		2002		2001
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing NOW, money market and savings accounts	$55,852	1.00%	$28,131	1.01%	$19,534	2.05%
Time deposits	125,100	2.84%	98,288	3.54%	72,753	5.50%

Total interest-bearing deposits	180,952	2.27%	126,419	2.98%	92,287	4.77%
Demand and other non-interest-bearing deposits	27,943		15,166		9,489

Total average deposits	$208,895	1.97%	$141,585	2.66%	$101,776	4.32%

The following table sets forth at the dates indicated the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2003:

At December 31, 2003
(Dollars in thousands)
Remaining maturity:
Less than three months	$7,235
Over three months through one year	19,200
Over one year through three years	9,130
Over three years through five years	210

Total	$35,775

Borrowings

As additional sources of funding, the Company uses advances from the Federal Home Loan Bank of Atlanta under a line of credit equal to 25% of the Bank’s total assets ($78.7 million at December 31, 2003). Outstanding advances at December 31, 2003 were as follows:

	Interest
Maturity	Rate	2003	2002
January 2, 2004	1.15%	$13,000,000	$—
May 25, 2004	1.46%	5,000,000	—
February 4, 2005	2.14%	5,000,000	—
February 27, 2006	5.45%	1,000,000	1,400,000
March 17, 2010	5.71%	1,500,000	1,500,000
November 10, 2010	5.43%	5,000,000	5,000,000
January 24, 2012	3.88%	5,500,000	5,500,000
February 20, 2003	1.43%	—	5,000,000
May 21, 2003	1.51%	—	5,000,000
December 19, 2003	1.80%	—	5,000,000

		$36,000,000	$28,400,000

Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2003, advances are secured by investment securities available for sale with a fair value of $29.0 million and by loans with a carrying amount of $32.1 million.

In addition, the Company may purchase federal funds through four unsecured federal funds lines of credit aggregating $31.4 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate (1.33% at December 31, 2003). The Company had $6.0 million and $3.0 million outstanding on these lines of credit as of December 31, 2003 and 2002, respectively. The maximum amounts outstanding under these lines of credit at any month-end during 2003 and 2002 were $12.2 million and $4.2 million, respectively. The average amounts outstanding under these lines of credit were $4.1 million for 2003 and $779,000 for 2002.

In August of 2003, $8.0 million of trust preferred securities were placed through Gateway Capital Statutory Trust I (the “Trust”). The Trust issuer has invested the total proceeds from the sale of the Trust Preferred in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 3.10%. The dividends paid to holders of the trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on or after September 17, 2008, in whole or in part. Redemption is mandatory at September 17, 2033. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The principal reason for issuing the trust preferred securities is because they qualify as Tier I capital for regulatory capital purposes (subject to certain limitations), thereby enabling the Company to enhance its and the Bank’s regulatory capital positions without diluting the ownership of the Company’s shareholders.

ITEM 7 – FINANCIAL STATEMENTS

GATEWAY FINANCIAL HOLDINGS, INC. & SUBSIDIARIES
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and the Board of Directors
Gateway Financial Holdings, Inc.
Elizabeth City, North Carolina

We have audited the accompanying consolidated balance sheets of Gateway Financial Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Financial Holdings, Inc. and subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Sanford, North Carolina
March 9, 2004

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
	(In thousands, except share data)
ASSETS
Cash and due from banks	$7,676	$7,639
Interest-earning deposits in other banks	5,152	1,869
Investment in securities available for sale, at fair value (Note C)	43,773	44,601
Loans (Note D)	231,740	161,488
Allowance for loan losses (Note D)	(2,759)	(1,721)

NET LOANS	228,981	159,767
Accrued interest receivable	1,301	1,167
Stock in Federal Reserve Bank, at cost	722	467
Stock in Federal Home Loan Bank of Atlanta, at cost	2,050	1,670
Foreclosed real estate	—	230
Premises and equipment, net (Note E)	11,967	10,465
Core deposit intangibles, net (Note R)	607	349
Goodwill (Notes O and R)	2,975	1,941
Bank-owned life insurance	7,106	—
Other assets	2,516	888

TOTAL ASSETS	$314,826	$231,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$37,454	$23,483
Savings	4,428	2,406
Money market and NOW	70,010	32,035
Time (Note F)	126,560	116,739

TOTAL DEPOSITS	238,452	174,663
Federal funds purchased (Note G)	6,000	3,001
Advances from Federal Home Loan Bank (Note G)	36,000	28,400
Trust preferred securities (Note G)	8,000
Accrued expenses and other liabilities	1,403	1,021

TOTAL LIABILITIES	289,855	207,085

Stockholders’ Equity (Notes I, K and N)
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 10,000,000 shares authorized, 3,167,542 and 3,006,007 shares issued and outstanding at December 31, 2003 and 2002, respectively	24,896	24,788
Accumulated deficit	(102)	(1,302)
Accumulated other comprehensive income	177	482

TOTAL STOCKHOLDERS’ EQUITY	24,971	23,968

Commitments (Notes D and L)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$314,826	$231,053

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Amounts in thousands, except
	share and per share data)
INTEREST INCOME
Interest and fees on loans	$11,511	$8,178	$7,288
Interest on investment securities	1,851	1,959	1,620
Interest-earning bank deposits	21	67	149
Other interest and dividends	103	107	68

TOTAL INTEREST INCOME	13,486	10,311	9,125

INTEREST EXPENSE
Money market, NOW and savings deposits	557	285	401
Time deposits (Note F)	3,555	3,479	3,997
Federal funds purchased	64	16	78
Advances from Federal Home Loan Bank	1,022	1,039	583
Trust preferred securities	143	—	—

TOTAL INTEREST EXPENSE	5,341	4,819	5,059

NET INTEREST INCOME	8,145	5,492	4,066
PROVISION FOR LOAN LOSSES (Note D)	1,200	480	440

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,945	5,012	3,626

NON-INTEREST INCOME
Service charges on deposit accounts	898	582	381
Mortgage operations	1,111	422	246
Insurance operations	1,480	1,264	1,212
Brokerage operations	240	193	303
Gain on sale of securities	244	266	180
Income from bank-owned life insurance	146	—	—
Other	366	99	98

TOTAL NON-INTEREST INCOME	4,485	2,826	2,420

NON-INTEREST EXPENSE
Personnel costs	5,549	3,947	2,956
Occupancy and equipment	1,864	974	768
Data processing fees	397	493	388
Other (Note J)	2,420	1,797	1,387

TOTAL NON-INTEREST EXPENSE	10,230	7,211	5,499

INCOME BEFORE INCOME TAXES	1,200	627	547
INCOME TAXES (Note H)	—	—	—

NET INCOME	$1,200	$627	$547

NET INCOME PER COMMON SHARE
Basic	$.36	$.19	$.21

Diluted	$.35	.19	.21

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Amounts in thousands)
Net income	$1,200	$627	$547

Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	(157)	756	41
Tax effect	38	(227)	(113)
Reclassification of gains recognized in net income	(244)	(266)	(181)
Tax effect	58	80	54

Total other comprehensive income (loss)	(305)	343	(199)

Comprehensive income	$895	$970	$348

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2003, 2002 and 2001

					Accumulated
	Common Stock		Additional		Other Com-
			Paid-In	Accumulated	prehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
	(Amounts in thousands, except share data)
Balance at December 31, 2000	1,621,792	$8,109	$7,470	$(2,476)	$338	$13,441
Net income	—	—	—	547	—	547
Other comprehensive loss	—	—	—	—	(199)	(199)
Issuance of common stock	1,110,973	5,555	3,654	—	—	9,209
Effect of holding company reorganization	—	11,124	(11,124)	—	—	—

Balance at December 31, 2001	2,732,765	24,788	—	(1,929)	139	22,998
Net income	—	—	—	627	—	627
Other comprehensive income	—	—	—	—	343	343
Shares issued in 11-for-10 stock split effected as a 10% stock dividend	273,242	—	—	—	—	—

Balance at December 31, 2002	3,006,007	24,788	—	(1,302)	482	23,968
Net income	—	—	—	1,200	—	1,200
Other comprehensive loss	—	—	—	—	(305)	(305)
Shares issued in exercise of common stock warrants	11,662	112	—	—	—	112
Shares issued in 21-for-20 stock split effected as a 5% stock dividend	149,873	—	—	—	—	—
Cash paid for fractional shares	—	(4)	—	—	—	(4)

Balance at December 31, 2003	3,167,542	$24,896	$—	$(102)	$177	$24,971

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,200	$627	$547
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	59	49	254
Depreciation and amortization	1,286	555	238
Deferred income taxes	(368)	—	—
Realized gain on available-for-sale securities	(244)	(267)	(181)
Realized gain on sale of loans	(98)	(63)	—
Realized loss on sale of foreclosed real estate	27	37	—
Realized gain on sale of bank premises and equipment	(118)	—	—
Provision for loan losses	1,200	480	440
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(117)	(401)	68
Increase in other assets	(1,171)	(235)	(252)
Increase in accrued expenses and other liabilities	300	58	289

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,956	840	1,403

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(31,925)	(45,289)	(30,399)
Maturities, sales and calls of available-for-sale securities	32,089	32,472	21,294
Proceeds from sale of loans	1,973	1,552	—
Net increase in loans from originations and repayments	(68,809)	(56,161)	(31,732)
Proceeds from sale of foreclosed real estate	203	193	151
Proceeds from sale of bank premises and equipment	330	—	—
Purchase of premises and equipment	(1,971)	(5,029)	(2,062)
Purchase of Federal Reserve Bank stock	(255)	—	(467)
Purchase of Federal Home Loan Bank stock	(380)	(755)	(590)
Purchase of bank owned life insurance	(7,106)	—	—
Net cash (paid) received in branch and subsidiary acquisitions	11,260	—	(600)

NET CASH USED BY INVESTING ACTIVITIES	(64,591)	(73,017)	(44,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	47,248	58,945	25,425
Net increase in FHLB advances	7,600	10,100	11,800
Net increase in federal funds purchased	2,999	1	3,000
Proceeds from issuance of trust preferred securities	8,000	—	—
Net repayments on other borrowings	—	—	(93)
Proceeds from issuance of common stock	—	—	9,209
Proceeds from the conversion of common stock warrants	112	—	—
Cash paid for fractional shares	(4)	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	65,955	69,046	49,341

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,320	(3,131)	6,339
CASH AND CASH EQUIVALENTS, BEGINNING	9,508	12,639	6,300

CASH AND CASH EQUIVALENTS, ENDING	$12,828	$9,508	$12,639

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,290	$4,772	$4,707

Income taxes paid	$162	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Unrealized holding gains (losses) on available-for-sale securities, net	$(305)	$343	$(199)

Transfer from loans to real estate acquired in settlement of loans	$—	$230	$381

Noncash assets acquired and liabilities assumed in a business combination are presented in Note O.

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE A - ORGANIZATION AND OPERATIONS

Gateway Bank & Trust Co. (the “Bank”) was incorporated November 24, 1998 and began banking operations on December 1, 1998. Effective October 1, 2001, the Bank became a wholly-owned subsidiary of Gateway Financial Holdings, Inc., a financial holding company whose principal business activity consists of the ownership of the Bank and Gateway Capital Statutory Trust I, a trust formed in August of 2003 to facilitate the issuance of $8.0 million of trust preferred securities. Gateway Financial Holdings, Inc., its subsidiaries and the Bank’s wholly-owned subsidiaries are collectively referred to herein as the “Company.”

The Bank is engaged in general commercial and retail banking in Northeastern North Carolina and in the Tidewater area of Southeastern Virginia, operating under state banking laws and the rules and regulations of the Federal Reserve System and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.

The Bank has two wholly-owned subsidiaries, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services and Gateway Insurance Services, Inc., an independent insurance agency with offices in Edenton, Hertford, Elizabeth City, Plymouth and Kitty Hawk, North Carolina.

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

Cash and Cash Equivalents

For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “Cash and due from banks” and “Interest-earning deposits in other banks.”

Investment Securities Held to Maturity

Investment securities that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management’s internal review of the loan portfolio. Loans are considered impaired when it is probable that all amounts due under the contractual terms of the loan will not be collected. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

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
December 31, 2003, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank and Federal Reserve Bank Stock

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank (“FRB”). These investments are carried at cost.

Intangible Assets

Branch and business acquisitions typically result in the Company recording certain intangible assets, principally deposit base premiums and goodwill. The Company’s policy is to amortize core deposit intangibles on a straight-line basis over ten years. Other acquisition-related intangible assets, including goodwill and intangible assets previously subject to Statement of Financial Accounting Standards No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, are subject to periodic review and are adjusted for any impairment in value.

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

Comprehensive Income

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses on investment securities available for sale.

Mortgage Operations

The Bank originates single family, residential first mortgage loans on a presold basis. The Bank recognizes certain origination and service release fees upon the sale, which are included in non-interest income on the statements of operations under the caption “Mortgage operations.” Also included under this caption is income derived from equity investments in certain mortgage companies.

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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)

	2003	2002	2001
	(Amounts in thousands,
	except per share data)
Net income:
As reported	$1,200	$627	$547
Deduct:Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	203	210	534

Pro forma	$997	$417	$13

Basic net income per share:
As reported	$.36	$.19	$.21
Pro forma	.30	.13	.00
Diluted net income per share:
As reported	$.35	$.19	$.21
Pro forma	.29	.13	.00

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

The basic and diluted weighted average shares outstanding are as follows:

	2003	2002	2001
Weighted average outstanding shares used for basic EPS	3,316,768	3,314,122	2,649,358
Plus incremental shares from assumed exercise of:
Stock options	92,674	7,327	7,117
Warrants	48,486	—	—

Weighted average outstanding shares used for diluted EPS	3,457,928	3,321,449	2,656,475

On May 14, 2002, the Company’s Board of Directors declared an 11-for-10 stock split, effected in the form of a 10% stock dividend, which was distributed June 5, 2002 to shareholders of record on May 22, 2002. On May 1, 2003, the Company’s Board of Directors declared a 21-for-20 stock split, effected in the form of a 5% stock dividend, which was distributed June 12, 2003 to shareholders of record on May 23, 2003. On February 27, 2004, the Company’s Board of Directors declared a 21-for-20 stock split, to be effected in the form of a 5% stock dividend, which will be distributed April 8, 2004 to shareholders of record on March 15, 2004. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect the effects of these stock splits.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Per Share Results (Continued)

There were no adjustments required to be made to net income in the computation of diluted earnings per share. For the years ended December 31, 2002 and 2001, there were options of 551,183 and 329,086, respectively, that were antidilutive since the exercise price exceeded the average market price of the Company’s common stock for the year. In addition, for the years ended December 31, 2002 and 2001 there were warrants to purchase 1.3 million shares of common stock that were antidilutive since the exercise price exceeded the average market price of the Company’s common stock for the year. These options and warrants have been omitted from the calculation of diluted earnings per share for those years.

Recent Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 147, Acquisitions of Certain Financial Institutions, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Bank or Thrift Institutions. This statement requires financial institutions to reclassify goodwill arising from a qualified business acquisition from SFAS No. 72 goodwill to goodwill subject to the provisions of SFAS No. 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to SFAS No. 142. The Company adopted SFAS No. 147 in the fourth quarter of 2002. The adoption of SFAS No. 147 did not have a material impact on the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to language used in FIN 45 and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, with some exceptions, all provisions of SFAS No. 149 should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified by the Company after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB has deferred indefinitely the classification and measurement provisions as they related to certain mandatorily redeemable noncontrolling interests. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46R is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company does not expect that FIN 46 and FIN 46R will have a material impact on its consolidated financial statements.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In November 2003, the Emerging Issues Task Force (EITF) reached a partial consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issue 03-1 requires certain quantitative and qualitative disclosures for investments subject to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the partial consensus on Issue 03-1 during 2003 and has provided the new disclosures in Note C. The EITF is expected to continue deliberating other aspects of Issue 03-1, including when to recognize other-than-temporary impairment.

Reclassifications

Certain amounts for 2002 and 2001 have been reclassified to conform to the classifications adopted for 2003. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

NOTE C - INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification:

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)
Securities available-for-sale:
U. S. government securities and obligations of U.S. government agencies	$24,678	$147	$50	$24,775
Corporate debt securities	2,083	75	—	2,158
Mortgage-backed securities	16,725	160	45	16,840

	$43,486	$382	$95	$43,773

	December 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)
Securities available-for-sale:
U. S. government securities and obligations of U.S. government agencies	$24,020	$293	$—	$24,313
Corporate debt securities	1,397	42	—	1,439
Mortgage-backed securities	18,496	355	2	18,849

	$43,913	$690	$2	$44,601

48

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE C - INVESTMENT SECURITIES (Continued)

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003. These unrealized losses on investment securities are a result of volatility in the market during 2003 and relate to three U.S. government securities and obligations of U.S. government agencies and two mortgage-backed securities. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$10,976	$50	$—	$—	$10,976	$50
Mortgage-backed securities	1,802	38	674	7	2,476	45

Total temporarily impaired securities	$12,778	$88	$674	$7	$13,452	$95

Proceeds from maturities, sales and calls of investment securities during the years ended December 31, 2003, 2002 and 2001 were $32.1 million, $32.5 million and $21.3 million, respectively. From those transactions, the Company realized gross gains of $246,000, $266,000 and $187,000 and gross losses of $2,000, $0 and $6,000 in 2003, 2002 and 2001, respectively.

The amortized cost and fair values of securities available-for-sale at December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due after one year through five years	$12,956	$13,079
Due after five years through ten years	17,723	17,752
Due after ten years	12,807	12,942

	$43,486	$43,773

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

Securities with an amortized cost of $35.7 million and a fair value of $35.9 million were pledged to secure FHLB advances and public monies on deposit as required by law at December 31, 2003.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE D - LOANS

A summary of the balances of loans follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Commercial	$52,554	$42,767
Real estate – construction	55,970	22,861
Real estate – commercial mortgage	67,952	48,362
Real estate – 1-4 family mortgage	32,191	31,957
Consumer	10,458	7,707
Home equity lines of credit	12,615	7,834

Subtotal	231,740	161,488
Less: Allowance for loan losses	(2,759)	(1,721)

Net loans	$228,981	$159,767

Loans are primarily made in Northeastern North Carolina and the Tidewater area of Southeastern Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans and loans to individuals can be affected by the local economic conditions. Impaired loans at December 31, 2003 and 2002 consisted of loans of approximately $1,210,000 and $1,328,000, respectively, that were more than 90 days delinquent and on which the accrual of interest had ceased. The average recorded investment in impaired loans was approximately $1,295,000, $1,021,000 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively. Interest income that would have been recorded on nonaccrual loans totaled $40,000 and $100,000 for the years ended December 31, 2003 and 2002. There were no nonaccrual, restructured or impaired loans at December 31, 2001. The allowance for loan losses allocated to these impaired loans was $194,000 and $153,000, respectively.

The Company grants loans to directors and executive officers of the Bank and their related interests. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and, in management’s opinion, do not involve more than the normal risk of collectibility. All loans to directors and executive officers or their related interests are submitted to the Board of Directors for approval.

A summary of related party loan transactions is as follows (in thousands):

2003
Balance at beginning of year	$11,542
Additions	14,746
Loans of newly elected directors	840
Loan repayments	(9,631)

Balance at end of year	$17,497

At December 31, 2003, commitments to extend credit to directors, executive officers and their related interests consisted of unused lines of credit totaling $1.7 million.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE D - LOANS (Continued)

An analysis of the allowance for loan losses follows:

	2003	2002	2001
	(Amounts in thousands)
Balance at beginning of year	$1,721	$1,435	$1,028

Provision charged to operations	1,200	480	440

Allowance for loan losses on loans purchased	52	—	—

Charge-offs	(215)	(194)	(37)
Recoveries	1	—	4

Net charge-offs	(214)	(194)	(33)

Balance at end of year	$2,759	$1,721	$1,435

NOTE E - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2003 and 2002:

	2003	2002
	(Amounts in thousands)
Land	$1,921	$1,782
Furniture and equipment	3,783	2,477
Vehicles	301	180
Buildings and improvements	7,505	6,443
Construction in progress	63	414
Accumulated depreciation	(1,606)	(833)

Total	$11,967	$10,465

Depreciation and amortization amounting to $779,000, $357,000 and $238,000 for the years ended December 31, 2003, 2002 and 2001, respectively, is included in occupancy and equipment expense.

The Company leases, under separate agreements, land on which the permanent headquarters and adjacent parking lot are located. The Company also leases land on which its Chesapeake, Virginia branch is located, as well as, its operations facility and branch facilities in Virginia Beach, Virginia and Edenton, North Carolina. These leases expire at various dates through December 31, 2019. Future rentals under these leases are as follows (in thousands):

2004	$437
2005	420
2006	358
2007	283
2008	273
Thereafter	1,534

$3,305

Rental expense amounted to $423,000, $256,000 and $204,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

Certain leases contain options to extend for up to three consecutive five-year terms. The Company has an option to purchase the land on which its permanent headquarters are affixed at the end of the twenty-year lease term for a cost of $300,000.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE F - DEPOSITS

The weighted average cost of time deposits was 2.47%, 3.17% and 4.20% at December 31, 2003, 2002 and 2001, respectively.

Time deposits in denominations of $100,000 or more were $35.8 million and $44.9 million at December 31, 2003 and 2002, respectively. Interest expense on such deposits aggregated $2.2 million in 2003 and $2.1 million in 2002. At December 31, 2003, the scheduled maturities of time deposits are as follows:

	$100,000	Under
	and Over	$100,000	Total
2004	$26,435	$67,317	$93,752
2005	7,211	19,089	26,300
2006	1,919	3,549	5,468
2007	—	360	360
2008	210	462	672
Thereafter	—	8	8

Total	$35,775	$90,785	$126,560

NOTE G - BORROWINGS

Advances from the Federal Home Loan Bank of Atlanta consisted of the following at December 31, 2003 and 2002:

	Interest
Maturity	Rate	2003	2002
January 2, 2004	1.15%	$13,000,000	$—
May 25, 2004	1.46%	5,000,000	—
February 4, 2005	2.14%	5,000,000	—
February 27, 2006	5.45%	1,000,000	1,400,000
March 17, 2010	5.71%	1,500,000	1,500,000
November 10, 2010	5.43%	5,000,000	5,000,000
January 24, 2012	3.88%	5,500,000	5,500,000
February 20, 2003	1.43%	—	5,000,000
May 21, 2003	1.51%	—	5,000,000
December 19, 2003	1.80%	—	5,000,000

		$36,000,000	$28,400,000

Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2003 advances are secured by investment securities available for sale with a fair value of $29.0 million and by loans with a carrying amount of $32.1 million, which approximates market value. The Company has a maximum borrowing availability from FHLB equal to 25% of total assets.

The Company may purchase federal funds through four unsecured federal funds lines of credit aggregating $31.4 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate (1.33% at December 31, 2003). The Company had $6.0 million and $3.0 million outstanding on these lines of credit as of December 31, 2003 and 2002, respectively. The maximum amounts outstanding under these lines of credit at any month-end during 2003 and 2002 were $12.2 million and $4.2 million, respectively. The average amounts outstanding under these lines of credit were $4.1 million for 2003 and $779,000 for 2002.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE G - BORROWINGS (Continued)

In August of 2003, $8.0 million of trust preferred securities were placed through Gateway Capital Statutory Trust I (the “Trust”). The Trust issuer has invested the total proceeds from the sale of the Trust Preferred in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 3.10%. The dividends paid to holders of the trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on or after September 17, 2008, in whole or in part. Redemption is mandatory at September 17, 2033. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities qualify as Tier I capital, limited to 25% of total Tier I capital. The full amount of the trust preferred securities qualify as Tier I capital for regulatory capital purposes.

NOTE H - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
	(In thousands)
Current tax provision:
Federal	$341	$—	$—
State	79	—	—

	420	—	—

Deferred tax provision:
Federal	(43)	192	176
State	(9)	41	37

	(52)	233	213

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	368	233	213
Decrease in valuation allowance	(368)	(233)	(213)

Net provision for income taxes	$—	$—	$—

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2003	2002	2001
	(In thousands)
Tax computed at the statutory federal rate	$408	$213	$186
Increase (decrease) resulting from:
State income taxes, net of federal benefit	46	20	16
Adjustment to deferred tax asset valuation allowance	(368)	(233)	(213)
Non-taxable income from bank owned life insurance	(50)
Other permanent differences	(36)	—	11

Provision for income taxes	$—	$—	$—

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE H - INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2003 and 2002 are as follows:

	2003	2002
	(In thousands)
Deferred tax assets relating to:
Allowance for loan losses	$963	$521
Pre-opening costs and expenses	—	47
Net operating loss carryforwards	33	234
Equity investment basis difference	125	48
Other	33	43

Total deferred tax assets	1,154	893
Less valuation allowance	(227)	(595)

Net deferred tax assets	927	298

Deferred tax liabilities relating to:
Depreciation	(276)	(189)
Deferred loan costs	(173)	(107)
Amortization of intangible assets	(58)	(2)
Unrealized securities gains	(110)	(206)

Total deferred tax liabilities	(617)	(504)

Net recorded deferred tax assets (liability)	$310	$(206)

The Company and its subsidiaries have federal and state net operating loss carryfowards aggregating approximately $82,000 and $104,000, respectively, expiring at various dates through 2018, which are available to offset future taxable income.

NOTE I - COMMON STOCK WARRANTS

In connection with the sale of common stock in a secondary stock offering in 2002, the Company issued 1,110,973 warrants for the purchase of the Company’s common stock. Each warrant enables the holder to purchase 1.213 shares of common stock at $9.15 per share at any time until June 30, 2004. During the year ended December 31, 2003, 10,098 warrants were exercised for 11,662 shares of common stock generating proceeds totaling $112,072.

NOTE J - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
	(Dollars in thousands)
Professional services	$433	$409	$224
Postage, printing and office supplies	666	451	315
Advertising and promotion	213	138	83
Amortization of intangibles	59	49	254
Other	1,049	749	511

Total	$2,420	$1,796	$1,387

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE K - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2003, that the Company meets all capital adequacy requirements to which it is subject. The Company’s only significant asset is its investment in Gateway Bank & Trust Co. Consequently, the information concerning capital ratios is essentially the same for the Company and the Bank.

As of December 31, 2003, 2002 and 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table below:

					Minimum to be Well
					Capitalized under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)	$28,934	11.53%	$20,078	8.00%	$25,098	10.00%
Tier I Capital (to Risk-Weighted Assets)	26,175	10.43%	10,039	4.00%	15,059	6.00%
Tier I Capital (to Average Assets)	26,175	8.38%	12,501	4.00%	15,626	5.00%
As of December 31, 2002:
Total Capital (to Risk-Weighted Assets)	$22,917	12.51%	$14,659	8.00%	$18,323	10.00%
Tier I Capital (to Risk-Weighted Assets)	21,196	11.57%	7,329	4.00%	10,994	6.00%
Tier I Capital (to Average Assets)	21,196	9.71%	8,734	4.00%	10,918	5.00%

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
December 31, 2003, 2002 and 2001

NOTE L - OFF-BALANCE SHEET RISK (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2003 is as follows (in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$23,767
Undisbursed lines of credit	59,463
Standby letters of credit	2,377

NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-earning deposits with banks, investments, loans, stock in the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta, deposit accounts and borrowings. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE M - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Stock in Federal Reserve Bank and Federal Home Loan Bank of Atlanta

The fair value for FRB and FHLB stock approximates carrying value, based on the redemption provisions of the Federal Reserve Bank and Federal Home Loan Bank.

Bank Owned Life Insurance

The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Deposits

The fair value of demand, savings, money market and NOW account deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated based on discounting expected cash flows using the rates currently offered for instruments of similar remaining maturities.

Borrowings and Trust Preferred Securities

The fair values are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note L, it is not practicable to estimate the fair value of future financing commitments.

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2003 and 2002:

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Financial assets:
Cash and due from banks	$7,676	$7,676	$7,639	$7,639
Interest-earning deposits with banks	5,152	5,152	1,869	1,869
Investment securities	43,486	43,773	44,601	44,601
Accrued interest receivable	1,301	1,301	1,167	1,167
Federal Reserve Bank stock	722	722	467	467
Federal Home Loan Bank stock	2,050	2,050	1,670	1,670
Loans	228,981	227,810	159,767	159,863
Bank owned life insurance	7,106	7,106	—	—
Financial liabilities:
Deposits	238,452	236,481	174,663	175,248
Borrowings	42,000	40,399	31,401	32,077
Trust preferred securities	8,000	8,000	—	—
Accrued interest payable	537	537	472	472

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Retirement Plan

The Company has a 401(k) retirement plan that contains provisions for specified matching contributions by the Bank. The Company funds contributions as they accrue. Total 401(k) expense was $186,000, $148,000 and $118,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

Stock Option Plans

During 1999 the Bank adopted, with shareholder approval, an Employee Stock Option Plan (the “Employee Plan”) and a Director Stock Option Plan (the “Director Plan”). During 2001 the Company increased the number of shares available under its option plans. All options granted to non-employee directors vest immediately at the time of grant, while all other options vest over a four-year period with 20% vesting on the grant date and 20% vesting annually thereafter. All unexercised options expire ten years after the date of grant. A summary of the Bank’s option plans as of and for the years ended December 31, 2003, 2002 and 2001 is as follows:

			Outstanding Options		Exercisable Options
		Shares		Weighted		Weighted
		Available		Average		Average
	Shares	for Future	Number	Exercise	Number	Exercise
	in Plans	Grants	Outstanding	Price	Outstanding	Price
At December 31, 2000	393,374	17	393,357	$8.28	248,785	$8.36
Options authorized	327,443	327,443	—	—	—	—
Options granted/vested	—	(286,206)	286,206	7.42	197,500	7.61
Options forfeited	—	3,032	(3,032)	8.25	(970)	8.55

At December 31, 2001	720,817	44,286	676,531	7.92	445,315	8.03
Options granted/vested	—	(26,571)	26,571	7.80	80,644	7.90

At December 31, 2002	720,817	17,715	703,102	7.91	525,959	8.01
Options granted/vested	—	(2,625)	2,625	11.70	79,055	7.92
Options forfeited	—	6,055	(6,055)	7.42	(2,426)	7.42

At December 31, 2003	720,817	21,145	699,672	$7.93	602,588	$8.00

Outstanding options include 697,047 options with exercise prices ranging from $6.80 to $9.07 per share, of which 602,063 are exercisable at December 31, 2003, and 2,625 options with an exercise price of $11.70 per share, of which 500 are exercisable at December 31, 2003. The weighted average remaining life of total options outstanding and options exercisable as of December 31, 2003 is 6.6 years and 6.4 years, respectively. The fair value of each option granted in 2003, 2002 and 2001 was $3.73, $3.02 and $2.85, respectively, and was determined as of the date of grant using the Black-Scholes option pricing model, assuming a risk-free interest rate of 3%, a dividend yield of 0%, volatility of 24%, and an expected life of seven years.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Employment Contracts

The Company has entered into employment agreements with its chief executive officer and five other officers to ensure a stable and competent management base. The agreements provide for a three-year term, but the agreements may be extended for an additional year at the end of the first year and annually thereafter. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested rights, including compensation. In the event of a change in control of the Bank and in certain other events, as defined in the agreements, the Bank or any successor to the Company will be bound to the terms of the contracts.

NOTE O - ACQUISITIONS

On August 15, 2003, the Bank completed its acquisition from another bank of a branch office in Elizabeth City, North Carolina, in a business combination transaction accounted for as a purchase. This acquisition was made to expand the Company’s market share in Elizabeth City and because the branch acquired fits well within the Company’s strategic objectives.

A summary of assets acquired, and liabilities assumed, is set forth below (in thousands):

Assets Acquired:
Cash and cash equivalents	$11,260
Loans	3,532
Allowance for loan losses	(52)
Premises and equipment	522
Core deposit intangibles	317
Goodwill	1,034
Other assets	10

$16,623

Liabilities Assumed:
Deposits	$16,541
Other liabilities	82

$16,623

On January 1, 2001, Gateway Insurance Services, Inc., a subsidiary of the Bank, acquired Fidelity Insurance (“Fidelity”), an insurance agency, in a business combination transaction accounted for as a purchase. The details of this acquisition, with dollar amounts presented in thousands, are as follows:

Assets acquired:
Cash and equivalents	$11
Premises and equipment	19

Total assets acquired	30

Liabilities assumed:
Accounts payable and accrued expenses	109

Fair value of identifiable net liabilities acquired	(79)
Goodwill	679

Cash consideration paid	$600

The goodwill resulting from this acquisition is expected to be tax deductible.

The Company did not complete any acquisitions or divestitures during 2002.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE P - PARENT COMPANY FINANCIAL DATA

Gateway Financial Holdings, Inc. became the holding company for Gateway Bank & Trust Co. effective October 1, 2001. Following are condensed financial statements of Gateway Financial Holdings, Inc. as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 and for the three months ended December 31, 2001, presented in thousands.

Condensed Balance Sheets
December 31, 2003 and 2002

	2003	2002
Asset:
Cash on deposit in subsidiary	$2,771	$—
Investment in subsidiaries	30,242	23,968
Other assets	220	—

Total assets	$33,233	$23,968

Liabilities:
Junior subordinated debentures	$8,248	$—
Other liabilities	14	—

Convertible junior subordinated debentures	8,262	—

Stockholders’ equity:
Common stock	24,896	24,788
Retained earnings	(102)	(1,302)
Accumulated other comprehensive income	177	482

Total stockholders’ equity	24,971	23,968

Total liabilities and stockholders’ equity	$33,233	$23,968

Condensed Statements of Operations
Years Ended December 31, 2003 and 2002 and
Three Months Ended December 31, 2001

	2003	2002	2001
Equity in income of subsidiary	$1,336	$627	$547
Interest income	27	—	—
Interest expense	(143)	—	—
Other expense	(20)	—	—

	$1,200	$627	$547

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE P - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Operations
Years Ended December 31, 2003 and 2002 and
Three Months Ended December 31, 2001

	2003	2002	2001
Operating activities:
Net income	$1,200	$627	$547
Equity in income of subsidiary	(1,336)	(627)	(547)
Amortization of debt issuance costs	20	—	—
Increase in other assets	(240)	—	—
Increase in other liabilities	14	—	—

	(342)	—	—

Investing activities:
Investment in subsidiary	(5,243)	—	—

Financing activities:
Proceeds from junior subordinated debentures, net of debt issuance costs	8,248	—	—
Proceeds from the conversion of common stock warrants	112	—	—
Cash paid in lieu of fractional shares on 5% stock dividend	(4)	—	—

	8,356	—	—

Net increase in cash	2,771	—	—
Cash, beginning of year	—	—	—

Cash, end of year	$2,771	$—	$—

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE Q - BUSINESS SEGMENT REPORTING

In addition to its banking operations, the Bank has two other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Set forth below is certain financial information for each segment and in total (in thousands):

	At or for the Year Ended December 31, 2003
	Consolidated	Adjustments	Banking	Brokerage	Insurance
Total interest income	$13,486	$—	$13,486	$—	$—
Total interest expense	5,341	—	5,341	—	—

Net interest income	8,145	—	8,145	—	—
Provision for loan losses	1,200	—	1,200	—	—

Net interest income after provision for loan losses	6,945	—	6,945	—	—
Non-interest income	4,485	(215)	2,874	240	1,586
Non-interest expense	10,230	(106)	8,618	235	1,483

Income before income taxes	1,200	(109)	1,201	5	103
Provision for income taxes	—	—	—	—	—

Net income	$1,200	$(109)	$1,201	$5	$103

Period end total assets	$314,826	$(1,267)	$314,786	$103	$1,204

	At or for the Year Ended December 31, 2002
	Consolidated	Adjustments	Banking	Brokerage	Insurance
Total interest income	$10,311	$(2)	$10,313	$—	$—
Total interest expense	4,819	(2)	4,819	—	2

Net interest income	5,492	—	5,494	—	(2)
Provision for loan losses	480	—	480	—	—

Net interest income after provision for loan losses	5,012	—	5,014	—	(2)
Non-interest income	2,825	(111)	1,364	193	1,379
Non-interest expense	7,210	(115)	5,751	196	1,378

Income before income taxes	627	4	627	(3)	(1)
Provision for income taxes	—	—	—	—	—

Net income	$627	$4	$627	$(3)	$(1)

Period end total assets	$231,053	$(893)	$230,867	$33	$1,046

	At or for the Year Ended December 31, 2001
	Consolidated	Adjustments	Banking	Brokerage	Insurance
Total interest income	$9,126	$(3)	$9,129	$—	$—
Total interest expense	5,059	(3)	5,056	—	6

Net interest income	4,067	—	4,073	—	(6)
Provision for loan losses	440	—	440	—	—

Net interest income after provision for loan losses	3,627	—	3,633	—	(6)
Non-interest income	2,420	(39)	904	303	1,252
Non-interest expense	5,500	(40)	3,990	304	1,246

Income before income taxes	547	1	547	(1)	—
Provision for income taxes	—	—	—	—	—

Net income	$547	$1	$547	$(1)	$—

Period end total assets	$160,832	$(1,099)	$160,861	$37	$1,033

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE R - INTANGIBLE ASSETS

The following is a summary of intangible assets as of December 31, 2003, 2002 and 2001. The increase in goodwill for 2003 resulted from the branch acquisition discussed in Note O.

	2003	2002	2001
	(In thousands)
Intangibles assets subject to future amortization:
Core deposit intangibles - gross	$805	$488	$488
Less accumulated amortization	(198)	(139)	(89)

Core deposit intangibles - net	$607	$349	$399

Intangible assets not subject to future amortization:
Goodwill - banking segment	$2,341	$1,307	$1,307
Goodwill - insurance segment	634	634	634

	$2,975	$1,941	$1,941

The following table presents the estimated amortization expense (in thousands) for intangible assets for each of the five years ending December 31, 2008 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful life of amortizing intangible assets.

2004	$80
2005	80
2006	80
2007	80
2008	80
Thereafter	207

$607

The following tables present the adjusted effect on net income and on basic and diluted earnings per share of excluding the amortization of goodwill for the year ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Net income	$1,200	$627	$547
Add back goodwill amortization	—	—	205

Adjusted net income	$1,200	$627	$752

Basic net income per share	$.36	$.19	$.21
Add back goodwill amortization	—	—	.07

Adjusted basic net income per share	$.36	$.19	$.28

Diluted net income per shares	$.35	$.19	$.21
Add back goodwill amortization	—	—	.07

Adjusted diluted net income per share	$.35	$.19	$.28

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 8A – CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company’s internal controls over financial reporting during the fourth quarter of 2003.

PART III

ITEM 9 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE
WITH SECTION 16(a)

Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 17, 2004.

ITEM 10 – EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 17, 2004.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 17, 2004.

The following table sets forth equity compensation plan information at December 31, 2003, as adjusted for the 21-for-20 stock split, to be effected in the form of a 5% stock dividend, which was announced on February 27, 2004.

Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans
	options, warrants	options, warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	524,944	$8.06	1,833
Equity compensation plans not approved by security holders	174,728	$7.55	19,312

Total	699,672	$7.93	21,145

A description of the Company’s equity compensation plans is presented in Note N to the accompanying consolidated financial statements.

The 2001 Nonstatutory Stock Option Plan (“NSSO Plan”) was not approved by security holders. Options granted under the NSSO Plan do not qualify as “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code and do not afford favorable tax treatment to recipients. Options granted under the NSSO Plan do result in tax deductions to the Company. The NSSO Plan is administered by the Executive Committee. Directors and employees of the Company are eligible to receive options under the NSSO Plan at no cost to them other than the option exercise price. The options must be exercised within ten years from the date of grant. In the event that a participant ceases to serve as a director or employee of the Company due to disability or retirement, as defined in the NSSO Plan, an exercisable stock option will continue to be exercisable upon the terms and conditions contained in the grant. In the event of the death of a participant during service, an exercisable stock option will continue to be exercisable for 12 months from the date of death to the extent it was exercisable by the participant immediately prior to death. In the event that a participant ceases to serve as a director or employee of the Company for any other reason, the options will terminate.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 17, 2004.

ITEM 13 – EXHIBITS AND REPORTS ON FORM 8-K

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description
Exhibit 3.1:	Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Current Report on Form 8K dated October 1, 2001)

Exhibit 3.2:	Bylaws (incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8K dated October 1, 2001)

Exhibit 4.1:	Specimen Certificate for Common Stock of Gateway Financial Holdings, Inc. (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-3 filed September 20, 2001)

Exhibit 4.2:	Warrant Agreement (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registration Statement on Form S-3 dated September 20, 2001.)

Exhibit 4.3:	Specimen of Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 dated August 13, 2001.)

Exhibit 10.1:	1999 Incentive Stock Option Plan of Gateway Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10K for the year ended December 31, 2001 (“2001 Annual Report”))

Exhibit 10.2:	1999 Non-Statutory Stock Option Plan of Gateway Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the 2001 Annual Report)

Exhibit 10.3:	2001 Non-Statutory Stock Option Plan of Gateway Financial Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the 2001 Annual Report)

Exhibit 21:	Subsidiaries of the Registrant

Exhibit 23:	Consent of Dixon Hughes PLLC

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32:	Section 1350 Certifications

(b)	Current Reports on Form 8-K filed during the fourth quarter of 2003.

The Company filed a Current Report on Form 8-K dated October 6, 2003 to report plans to construct a headquarters facility and financial center on Laskin Road in Virginia Beach, Virginia.

The Company filed a Current Report on Form 8-K dated October 24, 2003 to report financial results for the three months and nine months ended September 30, 2003.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 17, 2004.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.

Date: March 15, 2004	By:	/s/ D. Ben Berry

D. Ben Berry
Chairman, President and Chief Executive Officer

Date: March 15, 2004	By:	/s/ Mark A. Holmes

Mark A. Holmes
Senior Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ D. Ben Berry

D. Ben Berry	Chairman, President and CEO	March 15, 2004

/s/ Mark A. Holmes

Mark A. Holmes	Chief Financial Officer	March 15, 2004

/s/ William Brumsey III

William Brumsey III	Director	March 15, 2004

Jimmie Dixon, Jr.	Director	March , 2004

/s/ James H. Ferebee, Jr.

James H. Ferebee, Jr.	Director	March 15, 2004

/s/ Robert Willard Luther, III

Robert Willard Luther, III	Director	March 15, 2004

/s/ Frances Morrisette Norrell

Frances Morrisette Norrell	Director	March 15, 2004

/s/ W. C. Owens, Jr.

W. C. Owens, Jr.	Director	March 15, 2004

Ollin B. Sykes	Director	March , 2004

/s/ Russell E. Twiford

Russell E. Twiford	Director	March 15, 2004

/s/ Richard W. Whiting

Richard W. Whiting	Director	March 15, 2004

Frank T. Williams	Director	March , 2004

/s/ Jerry T. Womack

Jerry T. Womack	Director	March 15, 2004