Form 10QSB
period 2004-03-31
GATEWAY FINANCIAL HOLDINGS INC
filed 2004-05-13
CIK 1156953

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

(Address of principal executive office)

(252) 334-1511

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of May 6, 2004, 3,617,836 shares of the issuer’s common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 15 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31,
	(Unaudited)	2003*
	(Amounts in thousands,
	except share data)
Assets
Cash and due from banks	$10,374	$7,676
Interest-earning deposits in other banks	2,384	5,152
Investment in securities available for sale, at fair value	43,815	43,773
Loans	269,993	231,740
Allowance for loan losses	(3,090)	(2,759)

NET LOANS	266,903	228,981
Accrued interest receivable	1,315	1,301
Stock in Federal Reserve Bank, at cost	722	722
Stock in Federal Home Loan Bank of Atlanta, at cost	2,390	2,050
Premises and equipment, net	12,110	11,967
Core deposit intangibles, net	587	607
Goodwill	2,975	2,975
Bank-owned life insurance	7,193	7,106
Other assets	2,499	2,516

TOTAL ASSETS	$353,267	$314,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$40,663	$37,454
Savings	4,507	4,428
Money market and NOW	93,556	70,010
Time	124,545	126,560

TOTAL DEPOSITS	263,271	238,452
Federal funds purchased	7,002	6,000
Advances from Federal Home Loan Bank	47,800	36,000
Trust preferred securities	8,000	8,000
Accrued expenses and other liabilities	893	1,403

TOTAL LIABILITIES	326,966	289,855

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 10,000,000 shares authorized, 3,413,862 and 3,167,542 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	25,708	24,896
Retained earnings (deficit)	259	(102)
Accumulated other comprehensive income	334	177

TOTAL STOCKHOLDERS’ EQUITY	26,301	24,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$353,267	$314,826

* Derived from audited consolidated financial statements.

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(Amounts in thousands, except
	share and per share data)
Interest Income
Interest and fees on loans	$3,510	$2,486
Investment securities available for sale	440	496
Interest-earning bank deposits	8	8
Other interest and dividends	32	45

Total Interest Income	3,990	3,035

Interest Expense
Money market, NOW and savings deposits	218	95
Time deposits	810	934
Federal funds purchased	6	12
Advances from Federal Home Loan Bank	267	228
Trust preferred securities	86	—

Total Interest Expense	1,387	1,269

Net Interest Income	2,603	1,766
Provision for Loan Losses	275	250

Net Interest Income After Provision for Loan Losses	2,328	1,516

Non-Interest Income
Service charges on deposit accounts	305	184
Mortgage operations	129	155
Other service fee income	47	22
Gain on sale of securities	140	—
Gain on sale of loans	—	98
Gain (loss) on sale of premises and equipment	(11)	119
Insurance operations	331	295
Brokerage operations	99	38
Income from bank-owned life insurance	87	—
Other	23	2

Total Non-Interest Income	1,150	913

Non-Interest Expense
Personnel costs	1,558	1,175
Occupancy and equipment	678	371
Data processing fees	130	127
Other (Note 4)	654	574

Total Non-Interest Expense	3,020	2,247

Income Before Income Taxes	458	182
Income Tax Expense	97	—

Net Income	$361	$182

Net Income Per Common Share
Basic	$.11	$.05
Diluted	.09	.05
Weighted Average Shares Outstanding
Basic	3,363,745	3,314,123
Diluted	3,885,560	3,314,123

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	(Deficit)	Income	Equity
		(Amounts in thousands, except share data)
Balance at December 31, 2003	3,167,542	$24,896	$(102)	$177	$24,971
Comprehensive income:
Net income	—	—	361	—	361
Other comprehensive income
Unrealized holding gain on available for sale securities	—	—	—	157	157

Total comprehensive income					518

Shares issued in 21-for-20 stock
Split effected as a 5% stock dividend	161,184	—	—	—	—
Shares issued in exercise of common stock warrants	85,136	812	—	—	812

Balance at March 31, 2004	3,413,862	$25,708	$259	$334	$26,301

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$361	$182
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	26	13
Depreciation and amortization	323	238
Provision for loan losses	275	250
(Gain) loss on sale of bank premises and equipment	11	(119)
Gain on sale of investment securities available for sale	(140)	—
Loss on disposal of foreclosed real estate	—	27
Earnings on bank-owned life insurance	(87)	—
Gain on sale of loans	—	(98)
Originations of loans held for sale	—	(1,875)
Proceeds from sale of loans held for sale	—	1,973
Changes in assets and liabilities:
Increase in accrued interest receivable	(14)	(115)
Decrease in other assets	122	10
Decrease in accrued expenses and other liabilities	(720)	(175)

Net Cash Provided by Operating Activities	157	311

Cash Flows from Investing Activities
Purchases of investment securities available for sale	(17,504)	(17,721)
Maturities, sales and calls of investment securities available for sale	17,754	6,231
Net increase in loans	(38,197)	(10,869)
Proceeds from sale of foreclosed real estate	—	203
Purchases of premises and equipment	(397)	(880)
Proceeds from sale of bank premises and equipment	24	281
Purchase of FHLB stock	(340)	—

Net Cash Used by Investing Activities	(38,660)	(22,755)

Cash Flows from Financing Activities
Net increase in deposits	24,819	20,970
Net increase (decrease) in federal funds purchased	1,002	(3,001)
Net increase FHLB advances	11,800	4,800
Proceeds from the exercise of common stock warrants	812	—

Net Cash Provided by Financing Activities	38,433	22,769

Net Increase (Decrease) in Cash and Cash Equivalents	(70)	325
Cash and Cash Equivalents, Beginning	12,828	9,508

Cash and Cash Equivalents, Ending	$12,758	$9,833

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

All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, the accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 - Stock Compensation Plans (Continued)

	Three Months Ended
	March 31,
	2004	2003
	(Amounts in thousands,
	except per share data)
Net income:
As reported	$361	$182
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	35	40

Pro forma	$326	$142

Basic net income per share:
As reported	$.11	$.05
Pro forma	.10	.04
Diluted net income per share:
As reported	$.09	$.05
Pro forma	.08	.04

Note 3 - Commitments

Loan commitments at March 31, 2004 include commitments to extend credit of $48.7 million and amounts available under home equity credit lines, other credit lines and commercial letters of credit of $13.3 million, $29.1 million and $2.6 million, respectively.

Note 4 - Other Non-Interest Expense

The major components of other non-interest expense are as follows:

	Three Months Ended
	March 31,
	2004	2003
	(Amounts in thousands)
Postage, printing and office supplies	$199	$177
Advertising and promotion	43	30
Professional services	109	104
Other	303	263

	$654	$574

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Comprehensive Income

A summary of comprehensive income is as follows:

	Three Months Ended
	March 31,
	2004	2003
	(Amounts in thousands)
Net income	$361	$182
Other comprehensive income:
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	157	(70)

Total comprehensive income	$518	$112

Note 6 - Per Share Results

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

The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended
	March 31,
	2004	2003
Weighted average outstanding shares used for basic EPS	3,363,745	3,314,123
Plus incremental shares from assumed exercise of:
Stock options	195,024	—
Warrants	326,791	—

Weighted average outstanding shares used for diluted EPS	3,885,560	3,314,123

No adjustments were required to be made to net income in the computation of diluted earnings per share.

On February 27, 2004, the Company’s Board of Directors declared a 21-for-20 stock split to be effected in the form of a 5% stock dividend, which was distributed April 8, 2004 to shareholders of record on March 15, 2004. All references to per share results and weighted average shares outstanding have been adjusted to reflect the effects of this stock split.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 - Business Segment Reporting

     In addition to its banking operations, the Company has two other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency. Set forth below is certain financial information for each segment and in total:

	Total	Banking	Brokerage	Insurance
		(Amounts in thousands)
Total Assets At March 31, 2004	$353,267	$352,240	$14	$1,013

Three Months Ended March 31, 2004
Net interest income	$2,603	$2,603	$—	$—
Non-interest income	1,150	720	99	331

Total income	$3,753	$3,323	$99	$331

Net income (loss)	$361	$342	$31	$(12)

Three Months Ended March 31, 2003
Net interest income	$1,766	$1,766	$—	$—
Non-interest income	913	580	38	295

Total income	$2,679	$2,346	$38	$295

Net income (loss)	$182	$222	$(22)	$(18)

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

Financial Condition at March 31, 2004 and December 31, 2003

The Company continued its pattern of strong growth during the first quarter of 2004, with total assets increasing by $38.4 million, or 12.2%, to $353.3 million at March 31, 2004. This growth was principally reflected in increased loans. Total loans increased by $38.3 million, or 16.5%, from $231.7 million at December 31, 2003 to $270.0 million at March 31, 2004. The Company has maintained liquidity at what it believes to be an appropriate level, as liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, held steady in the aggregate at $56.6 million, or 16.0% of total assets, at March 31, 2004 as compared to $56.6 million, or 18.0% of total assets at December 31, 2003.

Funding for the growth in assets and loans was provided by increases of $24.8 million and $12.8 million, respectively, in deposit accounts and total borrowings. Total deposit accounts increased 10.4%, from $238.5 million at December 31, 2003 to $263.3 million at March 31, 2004. Savings, money market and NOW accounts increased by 31.7% or $23.6 million to $98.1 million, from the $74.4 million balance at December 31, 2003. Consistent with the Company’s objectives to reduce reliance on time deposits, demand, savings, money market and NOW accounts of $138.7 million at March 31, 2004 represent 52.7% of total deposits at that date, up from $111.9 million or 46.9% of total deposits at December 31, 2003. Time deposits totaled $124.5 million at March 31, 2004 as compared to $126.6 million at December 31, 2003. Large denomination time deposits of more than $100,000 were $42.1 million, or 16.0% of total deposits at March 31, 2004 as compared with $35.7 million, or 15.0% of total deposits at December 31, 2003. The Company continued using brokered deposits to fund growth, but these deposits decreased to $35.4 million, or 13.4% of total deposits as compared to $42.1 million, or 17.6% of total deposits at December 31, 2003. Advances from the Federal Home Loan Bank of Atlanta increased from $36.0 million to $47.8 million during the quarter, while federal funds purchased increased from $6.0 million to $7.0 million outstanding during the three months ended March 31, 2004.

Total stockholders’ equity increased by $1.3 million, as common stock increased $812,000 due to warrant conversions, net income for the current three months was $361,000 and accumulated other comprehensive income increased $157,000 due to gains in the values of securities available for sale. Stockholders’ equity totaled $26.3 million March 31, 2004. Its capital ratios continue to place the Bank well in excess of the minimums required to be deemed well-capitalized by regulatory measures.

Asset Quality

An analysis of the allowance for loan losses for the three months ended March 31, 2004 and 2003 follows:

	2004	2003
	(Amounts in thousands)
Balance at beginning of period	$2,759	$1,721

Provision charged to operations	275	250

Charge-offs	(70)	(14)
Recoveries	126	—

Net charge-offs	56	(14)

Balance at end of period	$3,090	$1,957

The table sets forth, for the period indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	March 31,	December 31,
	2004	2003
	(Amounts in thousands)
Nonaccrual loans	$952	$1,210
Restructured loans	—	—

Total nonperforming loans	952	1,210
Real estate owned	—	—

Total nonperforming assets	$952	$1,210

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	3,090	2,759
Nonperforming loans to period end loans	0.35%	0.52%
Allowance for loan losses to period end loans	1.14%	1.19%
Nonperforming assets to total assets	0.27%	0.38%

Nonaccrual loans totaled $952,000 as of March 31, 2004 and consist primarily of a loan outstanding to one borrower in the principal amount of $861,000. The borrower, as a result of cash flow problems, has filed for protection under Chapter 11 of the bankruptcy code, during which time the Company is not receiving regular interest payments. Accordingly, management has placed this loan in nonaccrual status. Management does not anticipate that the Company will incur any significant loss on this loan.

Comparison of Results of Operations for the Three Months Ended March 31, 2004 and 2003

Overview. The Company reported net income of $361,000 or $.09 per share (diluted) for the quarter ended March 31, 2004, as compared with net income of $182,000 or $.05 per share (diluted) for the quarter ended March 31, 2003, an increase of $179,000 in net income and $.04 in net income per share (diluted). The Company’s primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing some profitability in the near term. The Bank opened one new branch in a leased facility in Virginia Beach, Virginia, on February 4, 2004, increasing the number of full service banking branches to eleven. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2003 and 2004. Although the Company has operated in an unprecedented period of low interest rates its 2004, net interest margin has improved over that from 2003.

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

Net interest income increased to $2.6 million for the three months ended March 31, 2004, a $837,000 or 47.4% increase from the $1.8 million earned in the same quarter of 2003. Total interest income benefited from strong growth in the level of average earning assets and an increase in net interest margin. Average total interest-earning assets increased $80.7 million, or 36.7%, for the first quarter of 2004 as compared to 2003, while the average yield dropped by 21 basis points from 5.54% to 5.33%. Average total interest-bearing liabilities increased by $78.6 million, or 40.7%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 59 basis points from 2.64% to 2.05%, resulting in a 38 basis point increase in the interest rate spread for the current quarter as compared with the first quarter of 2003. For the three months ended March 31, 2004, the interest rate spread was 3.28% and the net interest margin was 3.47%. For the three months ended March 31, 2003, the interest rate spread was 2.90% and the net interest margin was 3.26%.

Provision for Loan Losses. The Company recorded a $275,000 provision for loan losses in the first quarter of 2004, representing an increase of $25,000 from the $250,000 provision made in the first quarter of 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the first quarters of both 2004 and 2003, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $38.3 million in the current quarter and by $10.9 million in the first quarter of 2003. At March 31, 2004 and December 31, 2003, respectively, the allowance for loan losses was $3.1 million and $2.8 million, representing 1.14% and 1.19%, respectively, of loans outstanding. Other than the nonaccrual loans discussed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.

Non-Interest Income. Non-interest income totaled $1.2 million for the three months ended March 31, 2004 as compared with $913,000 for the three months ended March 31, 2003, an increase of $237,000. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage and brokerage operations. The principal reasons for the increase in total non-interest income for the current quarter were increases of $121,000 and $140,000, respectively in services charges on deposit accounts and gains on sale of securities. The increase in service fees and charges resulted principally from the Company’s growth from period to period.

Non-Interest Expenses. Non-interest expenses totaled $3.0 million for the three months ended March 31, 2004, an increase of $773,000 over the $2.2 million reported for the first quarter of 2003. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with new hires and the opening of a new branch, which increased the number of full service banking locations to eleven. For the quarter, personnel costs increased by $383,000, or 32.6%, while the costs of occupancy and equipment increased by $307,000, or 82.7%.

Provision for Income Taxes. The Company provided $97,000 for income taxes during the three months ended March 31, 2004. The Company had no income tax expense for the three months ended March 31, 2003 due principally to adjustments to the valuation allowance associated with deferred tax assets. As the Company became profitable and continued to demonstrate a sustained pattern of profitability, the valuation allowance was adjusted accordingly with the benefit reflected in net income.

Liquidity and Capital Resources

The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at March 31, 2004, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $88.3 million, with $47.8 million outstanding, federal funds line of credit with other financial institutions in the amount of $31.4 million, with $7.0 million outstanding and a revolving line of credit at another financial institution secured by certain loans outstanding in the amount of $7.5 million with nothing outstanding.

Total deposits were $263.3 million and $238.5 million at March 31, 2004 and December 31, 2003, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At March 31, 2004 and December 31, 2003, time deposits represented 47.3% and 53.1%, respectively, of the Company’s total deposits. Certificates of deposit of $100,000 or more represented 16.0% and 15.0%, respectively, of the Bank’s total deposits at March 31, 2004 and December 31, 2003. At March 31, 2004, the Company had $6.2 million in deposits from eight public units and $35.4 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, corporate securities and mortgage-backed securities.

At March 31, 2004 and December 31, 2003, the Company’s Tier I leverage ratio was 9.10% and 9.33%, respectively. All capital ratios place the Company and the Bank well in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures.

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

The Company filed 2004 a Current Report on Form 8-K dated January 26, 2004 to report financial results for the quarter and twelve months ended December 31, 2003 and a Current Report on Form 8-K dated March 1, 2004 to announce that its Board of Directors had approved a stock split, to be effected in the form of a 5% stock dividend, payable April 8, 2004 to shareholders of record as of March 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.

Date: May 12, 2004	By:	/s/ D. Ben Berry

D. Ben Berry
President and Chief Executive Officer

Date: May 12, 2004	By:	/s/ Mark A. Holmes

Mark A. Holmes
Senior Executive Vice President and Chief Financial Officer