Form 10QSB
period 2004-06-30
GATEWAY FINANCIAL HOLDINGS INC
filed 2004-08-13
CIK 1156953

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

[  ] Transition Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 000-33223

GATEWAY FINANCIAL HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA (State or other jurisdiction of incorporation or organization)	56-2040581 (IRS Employer Identification Number)

1145 NORTH ROAD STREET, ELIZABETH CITY, NORTH CAROLINA 27909

(Address of principal executive office)

(252) 334-1511

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [  ]

As of August 2, 2004, 4,728,286 shares of the issuer’s common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 21 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31,
	(Unaudited)	2003*
	(Amounts in thousands,
	except share data)
Assets
Cash and due from banks	$19,888	$7,676
Interest-earning deposits in other banks	3,459	5,152
Investment in securities available for sale, at fair value	35,509	43,773
Loans	308,694	231,740
Allowance for loan losses	(3,404)	(2,759)

NET LOANS	305,290	228,981
Accrued interest receivable	1,505	1,301
Stock in Federal Reserve Bank, at cost	722	722
Stock in Federal Home Loan Bank of Atlanta, at cost	2,440	2,050
Premises and equipment, net	13,013	11,967
Core deposit intangibles, net	567	607
Goodwill	3,343	2,975
Bank-owned life insurance	7,281	7,106
Other assets	3,780	2,516

TOTAL ASSETS	$396,797	$314,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$53,910	$37,454
Savings	4,906	4,428
Money market and NOW	109,313	70,010
Time over $100,000	40,775	35,775
Other Time	86,023	90,785

TOTAL DEPOSITS	294,927	238,452
Federal funds purchased	—	6,000
Advances from Federal Home Loan Bank	48,800	36,000
Trust preferred securities	15,000	8,000
Accrued expenses and other liabilities	951	1,403

TOTAL LIABILITIES	359,678	289,855

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 10,000,000 shares authorized, 4,632,989 and 3,167,542 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	37,008	24,896
Retained earnings (deficit)	722	(102)
Accumulated other comprehensive income (loss)	(611)	177

TOTAL STOCKHOLDERS’ EQUITY	37,119	24,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$396,797	$314,826

* Derived from audited consolidated financial statements.

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$4,009	$2,711	$7,519	$5,197
Investment securities available for sale Taxable	364	471	804	967
Tax-exempt	13	—	13	—
Interest-earning bank deposits	5	4	13	12
Other interest and dividends	28	24	60	49

Total Interest Income	4,419	3,210	8,409	6,225

Interest Expense
Money market, NOW and savings deposits	313	134	531	229
Time deposits	754	910	1,564	1,844
Federal funds purchased	38	13	44	25
Advances from Federal Home Loan Bank	270	250	537	478
Trust preferred securities	98	—	184	—

Total Interest Expense	1,473	1,307	2,860	2,576

Net Interest Income	2,946	1,903	5,549	3,649
Provision for Loan Losses	300	325	575	575

Net Interest Income After Provision for Loan Losses	2,646	1,578	4,974	3,074

Non-Interest Income
Service charges on deposit accounts	360	209	665	393
Mortgage operations	207	324	336	545
Gain on sale of securities	20	120	160	120
Gain on sale of loans	—	—	—	98
Gain (loss) on sale of premises and equipment	—	—	(11)	119
Insurance operations	561	410	892	705
Brokerage operations	109	50	208	88
Income from bank-owned life insurance	88	—	175	—
Other	82	57	152	35

Total Non-Interest Income	1,427	1,170	2,577	2,103

Non-Interest Expense
Personnel costs	1,897	1,377	3,455	2,552
Occupancy and equipment	689	423	1,367	794
Data processing fees	127	96	257	223
Other (Note 4)	725	600	1,379	1,174

Total Non-Interest Expense	3,438	2,496	6,458	4,743

Income Before Income Taxes	635	252	1,093	434
Income Tax Expense	172	—	269	—

Net Income	$463	$252	$824	$434

Net Income Per Common Share
Basic	$0.12	$0.08	$0.23	$0.13
Diluted	0.11	0.07	0.20	0.13
Weighted Average Shares Outstanding
Basic	3,758,068	3,313,674	3,562,917	3,313,674
Diluted	4,217,821	3,407,901	4,054,551	3,362,520

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common Stock		Retained Earnings	Other Comprehensive	Total Stockholders’
	Shares	Amount	(Deficit)	Income (Loss)	Equity
	(Amounts in thousands, except share data)
Balance at December 31, 2003	3,167,542	$24,896	$(102)	$177	$24,971
Comprehensive income:
Net income	—	—	824	—	824
Other comprehensive income Unrealized holding loss on available for sale securities	—	—	—	(788)	(788)

Total comprehensive income					36

Shares issued in 21-for-20 stock split effected as a 5% stock dividend	161,184	—	—	—	—
Shares issued in exercise of common stock warrants	1,256,472	11,529	—	—	11,529
Shares issued in subsidiary acquisition	38,013	503	—	—	503
Shares issued in exercise of stock options	9,778	80	—	—	80

Balance at June 30, 2004	4,632,989	$37,008	$722	$(611)	$37,119

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$824	$434
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	56	2
Depreciation and amortization	620	599
Provision for loan losses	575	575
(Gain) loss on sale of bank premises and equipment	11	(119)
Gain on sale of investment securities available for sale	(160)	(120)
Loss on disposal of foreclosed real estate	—	27
Earnings on bank-owned life insurance	(175)	—
Gain on sale of loans	—	(98)
Originations of loans held for sale	—	(1,875)
Proceeds from sale of loans held for sale	—	1,973
Changes in assets and liabilities:
Increase in accrued interest receivable	(204)	(102)
Increase in other assets	(674)	(143)
Increase (decrease) in accrued expenses and other liabilities	(452)	91

Net Cash Provided by Operating Activities	421	1,244

Cash Flows from Investing Activities
Purchases of investment securities available for sale	(25,100)	(19,761)
Maturities, sales and calls of investment securities available for sale	32,069	14,347
Net increase in loans	(76,854)	(38,735)
Proceeds from sale of foreclosed real estate	—	203
Purchases of premises and equipment	(1,395)	(1,252)
Proceeds from sale of bank premises and equipment	24	281
(Purchase) redemption of FHLB stock	(390)	10
Net cash paid in subsidiary acquisitions	(140)	—

Net Cash Used by Investing Activities	(71,786)	(44,907)

Cash Flows from Financing Activities
Net increase in deposits	56,475	39,819
Net increase (decrease) in federal funds purchased	(6,000)	700
Proceeds from issuance of trust preferred securities	7,000	—
Net increase FHLB advances	12,800	4,800
Cash paid for fractional shares	—	(4)
Proceeds from the exercise of common stock warrants	11,529	—
Proceeds from the exercise of stock options	80	—

Net Cash Provided by Financing Activities	81,884	45,315

Net Increase in Cash and Cash Equivalents	10,519	1,652
Cash and Cash Equivalents, Beginning	12,828	9,508

Cash and Cash Equivalents, Ending	$23,347	$11,160

Noncash assets acquired in business combinations are presented in Note 10.

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

Gateway Bank & Trust Co. (the “Bank”) was incorporated November 24, 1998 and began banking operations on December 1, 1998. Effective October 1, 2001, the Bank became a wholly-owned subsidiary of Gateway Financial Holdings, Inc., a financial holding company whose principal business activity consists of the ownership of the Bank, Gateway Capital Statutory Trust I, a trust formed in August of 2003 to facilitate the issuance of $8.0 million of trust preferred securities, and Gateway Capital Statutory Trust II, a trust formed in June of 2004 to facilitate the issuance of $7.0 million of trust preferred securities. Gateway Financial Holdings, Inc., its subsidiaries and the Bank’s wholly-owned subsidiaries are collectively referred to herein as the “Company.”

The Bank is engaged in general commercial and retail banking in Northeastern North Carolina and in the South Hampton Roads area of Southeastern Virginia, operating under state banking laws and the rules and regulations of the Federal Reserve System and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.

The Bank has two wholly-owned operating subsidiaries, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services and Gateway Insurance Services, Inc., an independent insurance agency with offices in Edenton, Hertford, Elizabeth City, Plymouth and Kitty Hawk, North Carolina.

All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and six month periods ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 2 - Stock Compensation Plans (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$463	$252	$824	$434
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	26	40	50	79

Pro forma	$437	$212	$774	$355

Basic earnings per share:
As reported	$.12	$.08	$.23	$.13
Pro forma	.12	.06	.22	.11
Diluted earnings per share:
As reported	$.11	$.07	$.20	$.13
Pro forma	.10	.06	.19	.11

Note 3 - Commitments

In the normal course of business there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of June 30, 2004.

	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Undisbursed home equity credit lines	$15,817	$15,817	$—	$—	$—
Other commitments and credit lines	44,612	44,612	—	—	—
Undisbursed portion of construction loans	26,658	26,658	—	—	—
Standby letters of credit	1,248	1,248	—	—	—
Construction	2,700	2,700	—	—	—

Total other commitments	$91,035	$91,035	$—	$—	$—

Note 4 - Other Non-Interest Expense

The major components of other non-interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Postage, printing and office supplies	$176	$146	$375	$323
Advertising and promotion	96	52	139	82
Professional services	138	150	247	254
Other	315	252	618	515

	$725	$600	$1,379	$1,174

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 - Comprehensive Income

A summary of comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Net income	$463	$252	$824	$434
Other comprehensive income (loss):
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	(945)	204	(788)	134

Total comprehensive income (loss)	$(482)	$456	$36	$568

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

The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average outstanding shares used for basic EPS	3,758,068	3,313,674	3,562,917	3,313,674
Plus incremental shares from assumed exercise of:
Stock options	205,963	94,227	200,596	48,846
Warrants	253,790	—	291,038	—

Weighted average outstanding shares used for diluted EPS	4,217,821	3,407,901	4,054,551	3,362,520

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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 - Business Segment Reporting

In addition to its banking operations, the Company has two other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency. Set forth below is certain financial information for each segment and in total:

	Total	Banking	Brokerage	Insurance
	(Amounts in thousands)
Total Assets At June 30, 2004	$396,797	$394,749	$263	$1,785

Three Months Ended June 30, 2004
Net interest income	$2,946	$2,945	$—	$1
Non-interest income	1,427	757	109	561

Total income	$4,373	$3,702	$109	$562

Net income	$463	$334	$23	$106

Three Months Ended June 30, 2003
Net interest income	$1,903	$1,903	$—	$—
Non-interest income	1,170	710	50	410

Total income	$3,073	$2,613	$50	$410

Net income (loss)	$252	$169	$(18)	$101

Six Months Ended June 30, 2004
Net interest income	$5,549	$5,548	$—	$1
Non-interest income	2,577	1,477	208	892

Total income	$8,126	$7,025	$208	$893

Net income	$824	$676	$54	$94

Six Months Ended June 30, 2003
Net interest income	$3,649	$3,649	$—	$—
Non-interest income	2,103	1,310	88	705

Total income	$5,752	$4,959	$88	$705

Net income (loss)	$434	$391	$(40)	$83

Note 8 - Trust Preferred Securities

In June of 2004, $7.0 million of trust preferred securities were placed through Gateway Capital Statutory Trust II (the “Trust”). The Trust issuer has invested the total proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to the 3 month LIBOR plus 2.65%. The dividends paid to holders of the trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on or after June 17, 2009, in whole or in part. Redemption is mandatory at June 17, 2034. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. This issuance will supplement the previous $8.0 million of Trust Preferred Securities issued by Gateway Capital Trust I in August 2003 which qualifies as Tier 1 capital and pays cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 3.10%. Based on current Federal Reserve Board guidelines, approximately $12.6 million of the $15.0 million in Trust Preferred Securities qualifies as Tier 1 capital and the remaining $2.4 million in proceeds qualifies as Tier 2 supplementary capital on our books.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 9 - Commitments to Acquire Deposits, Property and Equipment

On May 13, 2004, the Gateway Financial Holdings, Inc. announced its intent to purchase three branch facilities (Elizabeth City, North Carolina, Suffolk, Virginia, and Emporia, Virginia) and their related deposits, from Provident Bank, the banking subsidiary of Provident Bankshares Corporation. The deposits of the three branches totaled approximately $132.5 million as of June 30, 2004; split approximately equally between the locations. In conjunction with the acquisitions, which are expected to close during the fourth quarter of 2004, the Company will purchase the branch facilities and approximately $538,000 in loans secured by deposits. Additional information regarding this transaction is presented within the Company’s Form 8-K filing, dated May 27, 2004. The Company has received all required state and federal regulatory approvals for this acquisition.

Note 10 - Business Combinations

During May 2004, Gateway Insurance Services, Inc., completed the acquisition of Whitehurst Insurance Agency, Inc., an independent insurance agency with offices located in Elizabeth City, Moyock and Edenton, North Carolina. This transaction was accounted for as a purchase. A summary, of the purchase price and the assets acquired is as follows.

(Amounts in Thousands)
Purchase price:
Portion paid in cash	$69
Issuance of common stock	503

Total purchase price	$572

Assets acquired:
Property and equipment	$123
Goodwill	337
Other intangibles	112

Total assets acquired	$572

During June 2004, Gateway Insurance Services, Inc., completed the acquisition of Insurance Express Premium Finance, an insurance premium finance agency located in Plymouth, North Carolina. This transaction was accounted for as a purchase. A summary, in thousands, of the purchase price and the assets acquired is as follows.

Purchase price:
Portion paid in cash	$71

Total purchase price	$71

Assets acquired:
Property and equipment	$10
Goodwill	31
Loans	30

Total assets acquired	$71

The goodwill resulting from these two acquisitions is expected to be tax deductible. The pro-forma impact of the acquisitions as though they had been made at the beginning of the periods presented is not considered material to the Company’s consolidated financial statements.

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

Financial Condition at June 30, 2004 and December 31, 2003

The Company continued its pattern of strong growth during the first half of 2004, with total assets increasing by $82.0 million, or 26.0%, to $396.8 million at June 30, 2004 from $314.8 million at December 31, 2003. This growth was principally reflected in increased loans. Total loans increased by $77.0 million, or 33.2%, from $231.7 million at December 31, 2003 to $308.7 million at June 30, 2004. The Company has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consist of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale. Liquid assets were $58.9 million, or 14.8% of total assets, at June 30, 2004 as compared to $56.6 million, or 18.0% of total assets at December 31, 2003.

Funding for the growth in assets and loans was provided by increases of $56.5 million and $13.8 million, respectively, in deposit accounts and total borrowings which includes trust preferred securities. Total deposits increased 23.7%, from $238.5 million at December 31, 2003 to $294.9 million at June 30, 2004. Non interest bearing demand deposits increased by 43.9% or $16.5 million to $53.9 million at June 30, 2004 from $37.5 million at December 31, 2003. Savings, money market and NOW accounts increased by 53.4% or $39.8 million to $114.2 million, from the $74.4 million balance at December 31, 2003. Consistent with the Company’s objectives to reduce reliance on time deposits, demand, savings, money market and NOW accounts increased to $168.1 million at June 30, 2004 or 57.0% of total deposits at that date, up from $111.9 million or 46.9% of total deposits at December 31, 2003. Time deposits totaled $126.8 million at June 30, 2004 as compared to $126.6 million at December 31, 2003. Time deposits of more than $100,000 were $40.8 million, or 13.8% of total deposits at June 30, 2004 as compared with $35.8 million, or 15.0% of total deposits at December 31, 2003. The Company continued using brokered deposits to fund growth. These time deposits decreased to $33.0 million, or 11.2% of total deposits as compared to $42.1 million, or 17.7% of total deposits at December 31, 2003. Advances from the Federal Home Loan Bank of Atlanta increased from $36.0 million to $48.8 million during the first half of 2004, while federal funds purchased decreased from $6.0 million to $0 outstanding during the six months ended June 30, 2004. In June 2004, $7.0 million in trust preferred securities were issued by Gateway Capital Trust II.

Total stockholders’ equity increased by $12.1 million, as common stock increased $11.5 million due to the exercise of outstanding warrants, $503,000 for shares issued in a subsidiary acquisition, $80,000 for shares issued in exercise of stock options, net income for the current six months was $824,000 and accumulated other comprehensive losses totaling $788,000 due to changes in the values of securities available for sale. Stockholders’ equity totaled $37.1 million June 30, 2004. The capital ratios of the Company and the Bank continue to be in excess of the minimums required to be deemed well-capitalized by regulatory authorities.

Asset Quality

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Balance at beginning of period	$3,090	$1,957	$2,759	$1,721

Provision charged to operations	300	325	575	575

Charge-offs	(12)	(10)	(82)	(24)
Recoveries	26	—	152	—

Net (charge-offs) recoveries	14	(10)	70	(24)

Balance at end of period	$3,404	$2,272	$3,404	$2,272

The table sets forth, for the period indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	June 30,	December 31,
	2004	2003
	(Amounts in thousands)
Nonaccrual loans	$1,270	$1,210
Restructured loans	—	—

Total nonperforming loans	1,270	1,210
Real estate owned	—	—

Total nonperforming assets	$1,270	$1,210

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	3,404	2,759
Nonperforming loans to period end loans	0.41%	0.52%
Allowance for loan losses to period end loans	1.10%	1.19%
Nonperforming assets to total assets	0.32%	0.38%

Nonaccrual loans totaled $1.27 million as of June 30, 2004 and consist primarily of a loan outstanding to one borrower in the principal amount of $861,000. The borrower, as a result of cash flow problems, has filed for protection under Chapter 11 of the bankruptcy code, during which time the Company is not receiving regular interest payments. Accordingly, management has placed this loan in nonaccrual status. Management does not anticipate that the Company will incur any significant loss on this loan.

Comparison of Results of Operations for the Three Months Ended June 30, 2004 and 2003

Overview. The Company reported net income of $463,000 or $.11 per share (diluted) for the three months ended June 30, 2004, as compared with net income of $252,000 or $.07 per share (diluted) for the three months ended June 30, 2003, an increase of $211,000 or 83.7% in net income and $.04 or 57.1% in net income per share (diluted). The Company’s primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing some profitability in the near term. The Bank opened one new branch in a leased facility in Virginia Beach, Virginia, on February 4, 2004, increasing the number of full service banking branches to eleven. The Company generated significantly higher levels of net interest income and non interest income in the 2004 period as compared to 2003, which increases were partially offset by increases in non interest expenses and income taxes. The Company was fully taxable in the 2004 period versus paying no taxes in the 2003 period. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2003 and 2004. Although the Company has operated in an unprecedented period of low interest rates in 2004, net interest margin has improved over that from 2003.

Net Interest Income. Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and stockholders’ equity.

Net interest income increased to $2.9 million for the three months ended June 30, 2004, a $1.0 million or 54.8% increase from the $1.9 million earned in the same three months of 2003. Total interest income benefited from strong growth in the level of average earning assets and an increase in net interest margin. Average total interest-earning assets increased $89.7 million, or 36.8%, for the second quarter of 2004 as compared to 2003, while the average yield increased by 6 basis points from 5.26% to 5.32%. Average total interest-bearing liabilities increased by $84.3 million, or 39.7%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 48 basis points from 2.47% to 1.99%, resulting in a 54 basis point increase in the interest rate spread for the current three months as compared with the second quarter of 2003. For the three months ended June 30, 2004, the interest rate spread was 3.33% and the net interest margin was 3.55%. For the three months ended June 30, 2003, the interest rate spread was 2.79% and the net interest margin was 3.10%.

Provision for Loan Losses. The Company recorded a $300,000 provision for loan losses in the second quarter of 2004, representing a decrease of $25,000 from the $325,000 provision made in the second quarter of 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the second quarters of both 2004 and 2003, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $38.7 million in the current three month period and by $27.9 million in the second quarter of 2003. Despite this growth, the Company’s level of nonperforming assets has increased only $60,000 since December 31, 2003, thereby resulting in improvements to certain key loan portfolio performance indicators such as the ratio of nonperforming assets to total assets. At June 30, 2004 and December 31, 2003, respectively, the allowance for loan losses was $3.4 million and $2.8 million, representing 1.10% and 1.19%, respectively, of loans outstanding. Other than the nonaccrual loans discussed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.

Non-Interest Income. Non-interest income totaled $1.4 million for the three months ended June 30, 2004 as compared with $1.2 million for the three months ended June 30, 2003, an increase of $257,000 or 22.0%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage and brokerage operations. The principal reasons for the increase in total non-interest income for the current quarter were increases of $151,000 in both service charges on deposit accounts and income from insurance operations. The increase in service fees and charges resulted principally from the Company’s growth from period to period. The increase in income from insurance operations is due to the acquisition of Whitehurst Insurance Agency, Inc., which has branches in Elizabeth City, Edenton and Moyock, North Carolina. Non-interest income also benefited from earnings on bank owned life insurance, which the Company purchased during the third quarter of 2003, totaling $88,000 during the second quarter of 2004 as compared to $0 for the same period of 2003. Income from mortgage operations decreased $117,000 or 36.1% to $207,000 from $324,000 as a result of increasing mortgage rates and the corresponding decrease in the level of mortgage refinancing. Additionally, gain on sale of securities decreased $100,000 to $20,000 in the 2004 period from $120,000 in the 2003 period.

Non-Interest Expenses. Non-interest expenses totaled $3.4 million for the three months ended June 30, 2004, an increase of $942,000 or 37.7% over the $2.5 million reported for the second three months of 2003. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with new hires and the opening of a new branch. For the three months, personnel costs increased by $520,000, or 37.8% to $1.9 million from $1.4 million, while the costs of occupancy and equipment increased by $266,000, or 62.9% to $689,000 from $423,000.

Provision for Income Taxes. The Company provided $172,000 for income taxes during the three months ended June 30, 2004, a tax rate of 27%. The Company had no income tax expense for the three months ended June 30, 2003 due principally to adjustments to the valuation allowance associated with deferred tax assets. As the Company became profitable and continued to demonstrate a sustained pattern of profitability, the valuation allowance was adjusted accordingly with the benefit reflected in net income. The Company expects to incur income taxes going forward.

Comparison of Results of Operations for the Six Months Ended June 30, 2004 and 2003

Overview. The Company reported net income of $824,000 or $.20 per share (diluted) for the six months ended June 30, 2004, as compared with net income of $434,000 or $.13 per share (diluted) for the six months ended June 30, 2003, an increase of $390,000 or 89.9% in net income and $.07 or 53.8% in net income per share (diluted). The Company’s primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing some profitability in the near term. The Company generated significantly higher levels of net interest income in the 2004 period compared to 2003, which increases were partially offset by increases on non-interest expenses and income taxes. The Company was fully taxable in 2004 versus paying no taxes in 2003. The Bank opened one new branch in Virginia Beach, Virginia, in February 2004, increasing to eleven the number of full service banking branches. In addition, the Company opened two branches in the first six months of 2003 and one in August 2003. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2003 and 2004. Although the rate environment over these two periods has been one of consistently low interest rates, the Company’s net interest margin and net interest rate spread has improved for the six months ended June 30, 2004 as compared with that from the same period of 2003. The Company’s net interest rate spread increased by 26 basis points and the net interest rate margin increased by 21 basis points when comparing the six months ended June 30, 2004 to the same period of 2003.

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

Net interest income increased to $5.5 million for the six months ended June 30, 2004, a $1.9 million or 52.1% increase from the $3.6 million earned in the same period of 2003. Total interest income benefited from strong growth in the level of average earning assets, but was partially offset by lower asset yields caused by the decline in market interest rates from period to period. Average total interest-earning assets increased $96.8 million, or 42.3% to $325.7 million, for the first half of 2004 as compared to $228.8 million for 2003, while the average yield dropped by 30 basis points from 5.49% to 5.19%. Substantially all of the increase in the average balance of interest earning assets was due to growth in the loan portfolio. The average balance of loans increased by $92.8 million or 53.1% to $267.7 million for the first half of 2004 from $174.9 million for the first half of 2003. Average total interest-bearing liabilities increased by $82.3 million, or 40.8% to $284.2 million in 2004 from $201.8 million in 2003, consistent with the increase in interest-earning assets. Reflecting the Company’s strategy of growing core deposits, the average balance of lower cost savings, NOW and money market deposits grew by $48.4 million or 108.4% to $93.1 million in the 2004 period from $44.7 million in the 2003 period. The average cost of interest-bearing liabilities decreased by 55 basis points from 2.57% to 2.02%, contributing to a 26 basis point increase in the interest rate spread for the first half of 2004 as compared with the first half of 2003. For the six months ended June 30, 2004, the interest rate spread was 3.17% and the net interest margin was 3.43%. For the six months ended June 30, 2003, the interest rate spread was 2.91% and the net interest margin was 3.22%. The net interest margin increased by 21 basis points in the first half of 2004 compared to 2003. Contributing to the improvement in the Company’s net interest spread and margin was an improved mix of interest earning assets and interest bearing liabilities. In the 2004 period, higher yielding loans equaled 82.0% of interest earning assets as compared to 76.4% in the 2003. In the 2004 period, lower cost savings, NOW and money market deposits equaled 32.8% of interest bearing liabilities as compared to 22.1% in the 2003 period. Also contributing to the increase in the net interest margin was a $20.6 million or 88.2% increase in non interest bearing demand deposits to $44.1 million in 2004 from $23.4 million in 2003.

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

	For the Six Months Ended June 30,
	2004			2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$267,747	$7,519	5.65%	$174,912	$5,197	5.99%
Interest-earning deposits	2,748	13	0.95%	2,085	12	1.16%
Investment securities available for sale:
Taxable	50,020	804	3.23%	49,696	967	3.92%
Tax-exempt	2,015	13	1.30%	—	—	—%
FHLB/FRB stock	3,146	60	3.84%	2,142	49	4.61%

Total interest-earning assets	325,676	8,409	5.19%	228,835	6,225	5.49%

Other assets	31,200			21,856

Total assets$	$356,876			$250,691

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	93,127	531	1.15%	$44,684	229	1.03%
Time deposits	128,506	1,564	2.45%	122,726	1,844	3.03%
Federal funds purchased	5,833	44	1.52%	2,888	25	1.75%
FHLB advances	48,159	537	2.24%	31,524	478	3.06%
Trust preferred securities	8,538	184	4.33%	—	—	—%

Total interest-bearing liabilities	284,163	2,860	2.02%	201,822	2,576	2.57%

Demand deposits	44,051			23,410
Other liabilities	1,110			1,266
Stockholders’ equity	27,552			24,193

Total liabilities and stockholders’ equity	$356,876			$250,691

Net interest income and interest rate spread		$5,549	3.17%		$3,649	2.91%

Net interest margin			3.43%			3.22%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.61%			113.38%

RATE/VOLUME ANALYSIS

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated to both the changes attributable to volume and the changes attributable to rate.

	Six Months Ended
	June 30, 2004 vs. June 30, 2003
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$2,683	$(361)	$2,322
Interest-earning deposits	3	(2)	1
Investment securities available for sale
Taxable	6	(169)	(163)
Tax-exempt	7	6	13
FHLB/FRB stock	21	(10)	11

Total interest income	2,720	(536)	2,184

Interest expense:
Deposits
Savings, NOW and money market	262	40	302
Time deposits	79	(359)	(280)
Federal funds purchased	24	(5)	19
FHLB advances	219	(160)	59
Trust preferred securities	92	92	184

Total interest expense	676	(392)	284

Net interest income increase (decrease)	$2,044	$(144)	$1,900

Provision for Loan Losses. The Company recorded a $575,000 provision for loan losses in both the first half of 2004 and in the first half of 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the first six months of both 2004 and 2003, the provision for loan losses was made principally in response to the analysis of the loan portfolio. Total loans outstanding increased by $77.0 million in the first half of 2004 and by $38.7 million in the first half of 2003. Despite the growth during 2004, the Company’s level of nonperforming assets has increased only $60,000 since December 31, 2003, thereby resulting in improvements to certain key loan portfolio performance indicators such as the ratio of nonperforming assets to total assets. Subsequent to quarter end the bank received an $861,000 payoff of it largest non performing loan. At June 30, 2004 and December 31, 2003, respectively, the allowance for loan losses was $3.4 million and $2.8 million, representing 1.10% and 1.19%, respectively, of loans outstanding. Other than the nonaccrual loans discussed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.

Non-Interest Income. Non-interest income totaled $2.6 million for the six months ended June 30, 2004 as compared with $2.1 million for the six months ended June 30, 2003, an increase of $474,000 or 22.5%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance and brokerage networking operations. The principal reasons for the increase in total non-interest income for the first half of 2004 were increases of $272,000 or 69.2% in service charges on deposit accounts to $665,000 in 2004 from $393,000 in 2003 and income from insurance operations which increased $187,000 or 26.7% to $892,000 in the 2004 period from $705,000 in the 2003 period. Additionally, during the six months ended

June 30, 2004, the Company recorded an increase of $120,000 or 136.4% in income from brokerage operations to $208,000 in the first half of 2004 from $88,000 in the comparable 2003 period. Earnings on bank owned life insurance, which the Company purchased during the third quarter of 2003, for the first six months of 2004 was $175,000 compared to $0 for the same period of 2003. Income from mortgage operations dropped $209,000 or 38.3% to $336,000 in the 2004 period from $545,000 in the 2003 period as a result of increasing mortgage rates and the corresponding decrease in the level of mortgage refinancing. The increase in service fees and charges resulted principally from the Company’s growth from period to period. The increase in income from insurance operations is due primarily to the acquisition of Whitehurst Insurance Agency, Inc., which has branches in Elizabeth City, Edenton and Moyock, North Carolina.

Non-Interest Expenses. Non-interest expenses totaled $6.5 million for the six months ended June 30, 2004, an increase of $1.7 million or 36.2% over the $4.7 million reported for the first half of 2003. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current period associated with the opening of new branches in January 2003, April 2003, August 2003 and February 2004, increasing the number of full service banking locations to eleven. Ten branches were fully operational throughout the first half of 2004, while eight branches were operational throughout the first half of 2003. For the six months ended June 30, 2004, personnel costs increased by $903,000 or 35.4% to $3.5 million in 2004 from $2.6 million in 2003, while the costs of occupancy and equipment increased by $573,000, or 72.2% to $1.4 million in the 2004 period from $794,000 in 2003. Other non-interest expenses increased by $205,000, or 17.5% to $1.4 million in 2004 from $1.2 million in 2003 most notably as a result of a $52,000 increase in postage, printing and office supplies, a $57,000 increase in advertising and promotion and a $103,000 increase in other non interest expenses.

Provision for Income Taxes. The Company had income tax expense for the six months ended June 30, 2004 of $269,000 and no income tax expense for the six months ended June 30, 2003 due to the recognition of a portion of previously reserved deferred tax assets. As the company became profitable and continued to demonstrate a sustained pattern of profitability, the valuation allowance was adjusted accordingly with the benefit reflected in net income.

Liquidity and Capital Resources

The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at June 30, 2004, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $99.2 million, with $48.8 million outstanding, federal funds lines of credit with other financial institutions in the amount of $31.4 million, with $0 outstanding and a revolving line of credit at another financial institution secured by certain loans outstanding in the amount of $7.5 million with $0 outstanding.

Total deposits were $294.9 million and $238.5 million at June 30, 2004 and December 31, 2003, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits and borrowings as a source of funds. Time deposits are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At June 30, 2004 and December 31, 2003, time deposits represented 43.0% and 53.1%, respectively, of the Company’s total deposits. Time deposits of $100,000 or more represented 13.8% and 15.0%, respectively, of the Bank’s total deposits at June 30, 2004 and December 31, 2003. At June 30, 2004, the Company had $7.2 million in deposits from eight public units and $33.0 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily investment grade securities issued by the federal government and its agencies, investment grade corporate securities and investment grade mortgage-backed securities.

At June 30, 2004 and December 31, 2003, the Company’s Tier 1 leverage ratio was 12.44% and 9.33%, respectively. All capital ratios place the Company and the Bank well in excess of the minimum required to be deemed well-capitalized by regulatory measures.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Small business issuers must apply FIN 46R no later than the end of the first reporting period ending after December 15, 2004. FIN 46 is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003.

Adoption of FIN 46R will result in deconsolidation of the Company’s trust preferred subsidiaries, Gateway Capital Statutory Trust I and Gateway Capital Statutory Trust II. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts will be included in long-term debt (instead of the trust preferred securities) and the Company’s equity interests in the trusts will be included in other assets. If these trusts were deconsolidated as of June 30 2004, the effect on the Company’s balance sheet would be an increase in other assets of $465,000 with a corresponding increase in long-term debt. The deconsolidation of the trusts will not materially impact net income.

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as minority interests in consolidated subsidiaries. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On May 6, 2004, the Board of Governors of the Federal Reserve issued proposed regulations to allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company believes that the Bank would remain “well capitalized” under Federal Reserve Board guidelines.

Subsequent Events

Effective July 21, 2004, a mortgage company in which the Company has a membership interest entered into an agreement to be merged with the subsidiary of another company. The transaction is expected to close early in the fourth quarter of 2004. Consideration for sale of the membership interest will consist of cash and stock of the acquiring company as well as additional payments over the two years following closing of the transaction if certain performance targets are met. Management anticipates that the Company will realize a gain, net of income taxes, of approximately $150,000 from this transaction.

Item 3. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC Filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the period covered by this report.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders was held on May 17, 2004. Of the 3,199,130 shares entitled to vote at the meeting, 2,375,231 voted. The following matters were voted on at the meeting.

Proposal 1:	To elect four members of the Board of Directors for three year terms as Class II directors until the Annual Meeting of Shareholders in 2007. Votes for each nominee were as follows:

Name	For	Withheld
William Brumsey, III	2,370,827	4,404
James H. Ferebee	2,369,395	5,836
Frances Morrisette Norrell	2,369,778	5,453
Ollin B. Sykes	2,364,755	10,476

The following directors continue in office after the meeting: D. Ben Berry, Jimmie Dixon, Jr., Robert Willard Luther, III, W. C. “Bill” Owens, Jr., Russell E. Twiford, Richard W. Whiting, Frank T. Williams and Jerry T. Womack.

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

During the quarter for which this report is filed the Company filed in 2004 a Current Report on Form 8-K dated April 21, 2004 to report financial results for the quarter ended March 31, 2004, a Current Report on Form 8-K dated May 1, 2004 to announce the purchase of Whitehurst Insurance Agency, Inc. and a Current Report on Form 8-K dated May 27, 2004 regarding the proposed acquisition of three branches from Provident Bank.

In addition, the Company has filed the following Current Reports since the end of the period covered by this report on Form 8-K dated July 2, 2004 announcing the private issuance of $7.0 million aggregate liquidation amount of Floating Rate Capital Securities through Gateway Capital Statutory Trust II, a Current Report on Form 8-K dated July 15, 2004 announcing the cash proceeds received in June and July 2004 from the exercise of warrants which expired June 30, 2004, a Current Report on Form 8-K dated July 22, 2004 to report financial results for the quarter ended June 30, 2004 and a Current Report on Form 8-K dated August 5, 2004 announcing the Federal Reserve Board had approved the Bank’s application to acquire three branches from Provident Bank of Maryland.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.
Date: August 13, 2004	By:	/s/ D. Ben Berry
D. Ben Berry
President and Chief Executive Officer

Date: August 13, 2004	By:	/s/ Mark A. Holmes
Mark A. Holmes
Senior Executive Vice President and Chief Financial Officer