Form 10QSB
period 2004-09-30
GATEWAY FINANCIAL HOLDINGS INC
filed 2004-11-15
CIK 1156953

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

[  ] Transition Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period ended ________________________

Commission File Number 000-33223

GATEWAY FINANCIAL HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-2040581
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1145 NORTH ROAD STREET, ELIZABETH CITY, NORTH CAROLINA 27909

(Address of principal executive office)

(252) 334-1511

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 11, 2004, 6,660,286 shares of the issuer’s common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 22 pages.

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31,
	(Unaudited)	2003*
	(Amounts in thousands)
Assets
Cash and due from banks	$7,853	$7,676
Interest-earning deposits in other banks	1,342	5,152
Investment in securities available for sale, at fair value	35,926	43,773
Loans	331,602	231,740
Allowance for loan losses	(3,793)	(2,759)

NET LOANS	327,809	228,981
Accrued interest receivable	1,879	1,301
Stock in Federal Reserve Bank, at cost	722	722
Stock in Federal Home Loan Bank of Atlanta, at cost	2,930	2,050
Premises and equipment, net	14,760	11,967
Core deposit intangibles, net	547	607
Goodwill	3,343	2,975
Bank-owned life insurance	11,385	7,106
Other assets	3,654	2,516

TOTAL ASSETS	$412,150	$314,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$50,339	$37,454
Savings	4,551	4,428
Money market and NOW	127,434	70,010
Time over $100,000	38,440	35,775
Other Time	73,492	90,785

TOTAL DEPOSIT	294,256	238,452
Federal funds purchased	4,200	6,000
Advances from Federal Home Loan Bank	58,600	36,000
Trust preferred securities	15,000	8,000
Accrued expenses and other liabilities	951	1,403

TOTAL LIABILITIES	373,007	289,855

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued		—
Common stock, no par value, 10,000,000 shares authorized, 4,728,286 and 3,167,542 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	37,822	24,896
Retained earnings (deficit)	1,270	(102)
Accumulated other comprehensive income	51	177

TOTAL STOCKHOLDERS’ EQUITY	39,143	24,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$412,150	$314,826

* Derived from audited consolidated financial statements.

See accompany notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$4,635	$3,034	$12,154	$8,231
Investment securities available for sale
Taxable	327	433	1,131	1,400
Tax-exempt	18	—	31	—
Interest-earning bank deposits	13	5	26	17
Other interest and dividends	37	27	97	76

Total Interest Income	5,030	3,499	13,439	9,724

Interest Expense
Money market, NOW and savings deposits	429	155	960	384
Time deposits	711	867	2,275	2,711
Federal funds purchased	16	18	60	43
Advances from Federal Home Loan Bank	319	271	856	749
Trust preferred securities	170	59	354	59

Total Interest Expense	1,645	1,370	4,505	3,946

Net Interest Income	3,385	2,129	8,934	5,778
Provision for Loan Losses	400	325	975	900

Net Interest Income After
Provision for Loan Losses	2,985	1,804	7,959	4,878

Non-Interest Income
Service charges on deposit accounts	381	243	1,046	636
Mortgage operations	348	344	684	936
Gain on sale of securities	—	124	160	244
Gain on sale of loans	—	—	—	98
Loss on sale foreclosed real estate	—	(27)	—	(27)
Gain (loss) on sale of premises and equipment	(30)	—	(30)	119
Insurance operations	569	408	1,461	1,113
Brokerage operations	119	59	327	147
Income from bank-owned life insurance	104	58	279	58
Other	97	36	238	24

Total Non-Interest Income	1,588	1,245	4,165	3,348

Non-Interest Expense
Personnel costs	1,970	1,503	5,425	4,055
Occupancy and equipment	704	471	2,071	1,265
Data processing fees	152	86	409	309
Other (Note 4)	977	659	2,356	1,833

Total Non-Interest Expense	3,803	2,719	10,261	7,462

Income Before Income Taxes	770	330	1,863	764
Income Tax Expense	223	—	492	—

Net Income	$547	$330	$1,371	$764

Net Income Per Common Share
Basic	$0.12	$0.10	$0.35	$0.23
Diluted	0.11	0.09	0.31	0.22
Weighted Average Shares Outstanding
Basic	4,724,808	3,314,306	3,953,041	3,313,887
Diluted	4,956,211	3,592,862	4,381,284	3,402,414

See accompany notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	(Deficit)	Income	Equity
		(Amounts in thousands, except share data)
Balance at December 31, 2003	3,167,542	$24,896	$(102)	$177	$24,971
Comprehensive income:
Net income	—	—	1,371	—	1,371
Other comprehensive income
Unrealized holding loss on available for sale securities	—	—	—	(125)	(125)

Total comprehensive income					1,246

Shares issued in 21-for-20 stock split effected as a 5% stock dividend	161,184	—	—	—	—
Cash paid for fractional shares		(10)	—	—	(10)
Shares issued in exercise of common stock warrants	1,322,030	12,122	—	—	12,122
Shares issued in subsidiary acquisition	38,013	503	—	—	503
Shares issued in exercise of stock options	39,517	311	—	—	311

Balance at September 30, 2004	4,728,286	$37,822	$1,269	$52	$39,143

GATEWAY FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$1,371	$764
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	79	—
Depreciation and amortization	903	970
Provision for loan losses	975	900
(Gain) loss on sale of bank premises and equipment	30	(119)
Gain on sale of investment securities available for sale	(160)	(244)
Loss on disposal of foreclosed real estate	—	27
Earnings on bank-owned life insurance	(279)	(58)
Gain on sale of loans	—	(98)
Originations of loans held for sale	—	(1,875)
Proceeds from sale of loans held for sale	—	1,973
Changes in assets and liabilities:
Increase in accrued interest receivable	(578)	(257)
Increase in other assets	(966)	(601)
Increase (decrease) in accrued expenses and other liabilities	(451)	252

Net Cash Provided by Operating Activities	924	1,634

Cash Flows from Investing Activities
Purchases of investment securities available for sale	(26,087)	(27,167)
Maturities, sales and calls of investment securities available for sale	33,674	20,839
Net increase in loans	(99,773)	(53,986)
Proceeds from sale of foreclosed real estate	—	203
Purchases of premises and equipment	(3,558)	(1,576)
Proceeds from sale of bank premises and equipment	181	281
Purchase of FRB stock	—	(255)
Purchase of FHLB stock	(880)	(390)
Purchase of bank owned life insurance	(4,000)	(6,960)
Net cash (paid) received in subsidiary acquisitions	(140)	11,260

Net Cash Used by Investing Activities	(100,583)	(57,751)

Cash Flows from Financing Activities
Net increase in deposits	55,803	24,872
Net increase (decrease) in federal funds purchased	(1,800)	9,205
Proceeds from issuance of trust preferred securities	7,000	8,000
Net increase FHLB advances	22,600	12,600
Cash paid for fractional shares	(10)	(4)
Proceeds from the exercise of common stock warrants	12,122	106
Proceeds from the exercise of stock options	311	—

Net Cash Provided by Financing Activities	96,026	54,779

Net decrease in Cash and Cash Equivalents	(3,633)	(1,338)
Cash and Cash Equivalents, Beginning	12,828	9,508

Cash and Cash Equivalents, Ending	$9,195	$8,170

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

All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and nine month periods ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 2 — Stock Compensation Plans (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$547	$330	$1,371	$764
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	25	41	77	120

Pro forma	$522	$289	$1,294	$644

Basic earnings per share:
As reported	$0.12	$0.10	$0.35	$0.23
Pro forma	0.11	0.09	0.33	0.19
Diluted earnings per share:
As reported	$0.11	$0.09	$0.31	$0.22
Pro forma	0.11	0.08	0.30	0.19

Note 3 — Commitments

In the normal course of business there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of September 30, 2004.

	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Undisbursed home equity credit lines	$17,338	$17,338	$—	$—	$—
Other commitments and credit lines	51,377	51,377	—	—	—
Undisbursed portion of construction loans	36,831	36,831	—	—	—
Standby letters of credit	834	834	—	—	—
Construction	2,700	2,700	—	—	—

Total other commitments	$109,080	$109,080	$—	$—	$—

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 — Other Non-Interest Expense

The major components of other non-interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Postage, printing and office supplies	$232	$137	$605	$460
Advertising and promotion	167	65	307	147
Professional services	172	137	419	391
Other	406	320	1,025	835

	$977	$659	$2,356	$1,833

Note 5 — Comprehensive Income

A summary of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Amounts in thousands)
Net income	$547	$330	$1,371	$764
Other comprehensive income (loss):
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	663	(462)	(125)	(328)

Total comprehensive income (loss)	$1,210	$(132)	$1,246	$436

Note 6 — Per Share Results

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

The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average outstanding shares used for basic EPS	4,724,808	3,314,306	3,953,041	3,313,887
Plus incremental shares from assumed exercise of:
Stock options	231,336	152,154	212,714	88,527
Warrants	67	126,402	215,529	—

Weighted average outstanding shares used for diluted EPS	4,956,211	3,592,862	4,381,284	3,402,414

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6 — Per Share Results (Continued)

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

Note 7 — Business Segment Reporting

In addition to its banking operations, the Company has two other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency. Set forth below is certain financial information for each segment and in total:

	Total	Banking	Brokerage	Insurance
		(Amounts in thousands)
Total Assets At September 30, 2004	$412,150	$410,330	$203	$1,617

Three Months Ended September 30, 2004
Net interest income	$3,385	$3,382	$—	$3
Non-interest income	1,618	880	119	569

Total income	$5,003	$4,262	$119	$572

Net income	$547	$475	$2	$70

Three Months Ended September 30, 2003
Net interest income	$2,129	$2,129	$—	$—
Non-interest income	1,245	778	59	408

Total income	$3,374	$2,907	$59	$408

Net income (loss)	$330	$268	$10	$52

Nine Months Ended September 30, 2004
Net interest income	$8,934	$8,930	$—	$4
Non-interest income	4,195	2,407	327	1,461

Total income	$13,129	$11,337	$327	$1,465

Net income	$1,371	$1,151	$56	$164

Nine Months Ended September 30, 2003
Net interest income	$5,778	$5,778	$—	$—
Non-interest income	3,348	2,088	147	1,113

Total income	$9,126	$7,866	$147	$1,113

Net income (loss)	$764	$659	$(30)	$135

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8 — Trust Preferred Securities

In June of 2004, $7.0 million of trust preferred securities were placed through Gateway Capital Statutory Trust II (the “Trust”). The Trust issuer has invested the total proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to the 3 month LIBOR plus 2.65%. The dividends paid to holders of the trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on or after June 17, 2009, in whole or in part. Redemption is mandatory at June 17, 2034. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. This issuance will supplement the previous $8.0 million of Trust Preferred Securities issued by Gateway Capital Trust I in August 2003 which qualifies as Tier 1 capital and pays cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 3.10%. Based on current Federal Reserve Board guidelines, approximately $13.0 million of the $15.0 million in Trust Preferred Securities qualifies as Tier 1 capital and the remaining $2.0 million qualifies as Tier 2 supplementary capital.

Note 9 — Subsequent Events

On May 13, 2004, the bank entered into a definitive agreement to purchase three banking offices from Provident Bank of Maryland. The branches are located in Elizabeth City, North Carolina and Suffolk and Emporia, Virginia. The transaction has been approved by the applicable regulatory authorities and closed in the fourth quarter of 2004. The closing of this transaction is not contingent upon completion of our common stock public offering.

The deposits of the three bank branches totaled $126.5 million as acquired on October 15, 2004. The Elizabeth City office had $43.8 million in deposits, the Suffolk office had $33.4 million in deposits, and the Emporia office had $49.3 million in deposits as of that date. The transaction includes the purchase of the land, buildings and equipment associated with the bank branches totaling $2.0 million and $607,000 in loans secured by deposit accounts. The deposit premium being paid for the bank branches is 5.3% of deposits actually transferred, which was $6.7 million as of closing. We received $2.2 million of non interest bearing deposits and $40.8 million of NOW, savings and money market accounts. The remaining $83.5 million is comprised of certificates of deposit. The average cost of funds for these three branches at September 30, 2004 was 2.13%. The Company has received all required state and federal regulatory approvals for this acquisition.

Gateway Financial Holdings, Inc. (Nasdaq:GBTS) (the “Company”), the holding company for Gateway Bank & Trust Co., announced that it has entered into an underwriting agreement with Ryan Beck & Co., Inc. (“Ryan Beck”) for the sale of 1,680,000 shares of common stock. The net proceeds of the public offering are expected to be approximately $22.0 million.

Ryan Beck is the sole bookrunner for the offering and was granted an option, excercisable for a period of 30 days, to purchase up to an additional 252,000 shares of common stock to cover over-allotments, if any. The offering proceeds will be used for general corporate purposes and to support expansion of the franchise, including the opening of new bank branches or the purchase of whole or existing branch offices should such opportunities arise. Ryan Beck excercised their overallotment option on November 8, 2004 netting the holding company an additional $3.3 million in net proceeds from the common stock public offering.

The offering was made pursuant to a registration statement filed with the Securities and Exchange Commission, which was declared effective.

Effective July 21, 2004, a mortgage company in which the Bank has a minority membership interest entered into an agreement to be merged with the subsidiary of another company. The transaction closed on October 1, 2004. Consideration for sale of the membership interest consisted of cash and shares of marketable common stock of the acquiring company as well as additional payments over the two years following closing of the transaction if certain performance targets are met. The Bank realized a gain, net of income taxes, of approximately $150,000.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10 — Business Combinations

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

Financial Condition at September 30, 2004 and December 31, 2003

The Company continued its pattern of strong growth during the first nine months of 2004, with total assets increasing by $97.3 million, or 30.9%, to $412.1 million at September 30, 2004 from $314.8 million at December 31, 2003. This growth was principally reflected in increased loans. Total loans increased by $99.9 million, or 43.1%, from $231.7 million at December 31, 2003 to $331.6 million at September 30, 2004. The Company has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consist of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale. Liquid assets were $45.1 million, or 10.9% of total assets, at September 30, 2004 as compared to $56.6 million, or 18.0% of total assets at December 31, 2003.

Funding for the growth in assets and loans was provided by increases of $55.8 million and $27.8 million, respectively, in deposit accounts and total borrowings which includes trust preferred securities. Total deposits increased 23.4%, from $238.5 million at December 31, 2003 to $294.3 million at September 30, 2004. Non interest bearing demand deposits increased by 34.4% or $12.9 million to $50.3 million at September 30, 2004 from $37.5 million at December 31, 2003. Savings, money market and NOW accounts increased by 77.4% or $57.5 million to $132.0 million, from the $74.4 million balance at December 31, 2003. Consistent with the Company’s objectives to reduce reliance on time deposits, demand, savings, money market and NOW accounts increased to $182.3 million at September 30, 2004 or 62.0% of total deposits at that date, up from $111.9 million or 46.9% of total deposits at December 31, 2003. Time deposits totaled $111.9 million at September 30, 2004 as compared to $126.6 million at December 31, 2003. Time deposits of more than $100,000 were $38.4 million, or 13.0% of total deposits at September 30, 2004 as compared with $35.8 million, or 15.0% of total deposits at December 31, 2003. The Company continued using brokered deposits to fund growth. These time deposits decreased to $22.7 million, or 7.7% of total deposits as compared to $42.1 million, or 17.7% of total deposits at December 31, 2003. Advances from the Federal Home Loan Bank of Atlanta increased from $36.0 million to $58.6 million during the first nine months of 2004, while federal funds purchased decreased from $1.8 million to $4.2 million outstanding during the nine months ended September 30, 2004. In June 2004, $7.0 million in trust preferred securities were issued by Gateway Capital Trust II.

Total stockholders’ equity increased by $14.2 million, as common stock increased $12.1 million due to the exercise of outstanding warrants, $503,000 for shares issued in a subsidiary acquisition, $311,000 for shares issued in exercise of stock options, net income for the current nine months was $1.4 million and accumulated other comprehensive losses totaling $126,000 due to changes in the values of securities available for sale. Stockholders’ equity totaled $39.1 million September 30, 2004. The capital ratios of the Company and the Bank continue to be in excess of the minimums required to be deemed well-capitalized by regulatory authorities.

Asset Quality

An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Amounts in thousands)
Balance at beginning of period	$3,404	$2,272	$2,759	$1,721

Provision charged to operations	400	325	975	900

Provision charged to branch acquisition	—	52	—	52
Charge-offs	(12)	(66)	(94)	(90)
Recoveries	1	—	153	—

Net (charge-offs) recoveries	(11)	(66)	59	(90)

Balance at end of period	$3,793	$2,583	$3,793	$2,583

The table sets forth, for the period indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	September 30,	December 31,
	2004	2003
	(Amounts in thousands)
Nonaccrual loans	$291	$1,210
Restructured loans	—	—

Total nonperforming loans	291	1,210
Real estate owned	—	—

Total nonperforming assets	$291	$1,210

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	3,793	2,759
Nonperforming loans to period end loans	.09%	0.52%
Allowance for loan losses to period end loans	1.14%	1.19%
Nonperforming assets to total assets	.07%	0.38%

Nonaccrual loans totaled $291,000 as of September 30, 2004 compared to $1.3 million as of June 30, 2004 and $1.2 million as of December 31, 2003. The reduction was primarily the result of a payoff of a loan outstanding to one borrower in the principal amount of $861,000. The borrower, as a result of cash flow problems, had filed for protection under Chapter 11 of the bankruptcy code, during which time the Company was not receiving regular interest payments. Accordingly, management had placed this loan in nonaccrual status. The Bank did not incur a loss on this loan.

Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003

Overview. The Company reported net income of $547,000 or $.11 per share (diluted) for the three months ended September 30, 2004, as compared with net income of $330,000 or $.09 per share (diluted) for the three months ended September 30, 2003, an increase of $217,000 or 65.8% in net income and $.02 or 22.2% in net income per share (diluted). The Company’s primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing some profitability in the near term. The Bank opened one new branch in a leased facility in Virginia Beach, Virginia, on February 4, 2004 and a new branch in a leased facility in Nags Head, North Carolina in August 2004, increasing the number of full service banking branches to twelve. The Company generated significantly higher levels of net interest income and non interest income in the 2004 period as compared to 2003, which increases were partially offset by increases in non interest expenses and income taxes. The Company was fully taxable in the 2004 period versus paying no taxes in the 2003 period. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2003 and 2004. Although the Company has operated in an unprecedented period of low interest rates in 2004, net interest margin has improved over that from 2003.

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

Net interest income increased to $3.4 million for the three months ended September 30, 2004, a $1.3 million or 61.9% increase from the $2.1 million earned in the same three months of 2003. Total interest income benefited from strong growth in the level of average earning assets and an increase in net interest margin. Average total interest-earning assets increased $100.7 million, or 38.6%, for the third quarter of 2004 as compared to 2003, while the average yield increased by 20 basis points from 5.31 to 5.51%. Average total interest-bearing liabilities increased by $75.6 million, or 32.4%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 22 basis points from 2.33% to 2.11%, resulting in a 22 basis point increase in the interest rate spread for the current three months as compared with the third quarter of 2003. For the three months ended September 30, 2004, the interest rate spread was 3.40% and the net interest margin was 3.71%. For the three months ended September 30, 2003, the interest rate spread was 2.98% and the net interest margin was 3.23%.

Provision for Loan Losses. The Company recorded a $400,000 provision for loan losses in the third quarter of 2004, representing a increase of $75,000 from the $325,000 provision made in the third quarter of 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the third quarters of both 2004 and 2003, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $22.9 million in the current three month period and by $18.7 million in the third quarter of 2003. Despite this growth, the Company’s level of nonperforming assets has decreased by $919,000 since December 31, 2003, thereby resulting in improvements to certain key loan portfolio performance indicators such as the ratio of nonperforming assets to total assets. At September 30, 2004 and December 31, 2003, respectively, the allowance for loan losses was $3.8 million and $2.8 million, representing 1.14% and 1.19%, respectively, of loans outstanding. Other than the nonaccrual loans discussed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.

Non-Interest Income. Non-interest income totaled $1.6 million for the three months ended September 30, 2004 as compared with $1.2 million for the three months ended September 30, 2003, an increase of $373,000 or 30.0%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage and brokerage operations. The principal reasons for the increase in total non-interest income for the current quarter were increases of $138,000 in service charges on deposit accounts and $161,000 in income from insurance operations. The increase in service fees and charges resulted principally from the Company’s growth from period to period. The increase in income from insurance operations is due to the acquisition of Whitehurst Insurance Agency, Inc., which has branches in Elizabeth City, Edenton and Moyock, North Carolina. Non-interest income also benefited from earnings on bank owned life insurance, which the Company purchased during the third quarter of 2003, totaling $104,000 during the third quarter of 2004 as compared to $58,000 for the same period of 2003. Income from mortgage operations increased $4,000 or 1.2% to $348,000 from $344,000 as a result of lower mortgage rates and the corresponding increase in the level of mortgage refinancing. Additionally, gain on sale of securities decreased $124,000 to $0 in the 2004 period from $124,000 in the 2003 period.

Non-Interest Expenses. Non-interest expenses totaled $3.8 million for the three months ended September 30, 2004, an increase of $1.1 million or 40.7% over the $2.7 million reported for the third three months of 2003. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with new hires and the opening of a new branch. For the three months, personnel costs increased by

$467,000, or 31.1% to $2.0 million from $1.5 million, while the costs of occupancy and equipment increased by $233,000, or 49.5% to $704,000 from $471,000.

Provision for Income Taxes. The Company provided $223,000 for income taxes during the three months ended September 30, 2004, a tax rate of 27%. The Company had no income tax expense for the three months ended September 30, 2003 due principally to adjustments to the valuation allowance associated with deferred tax assets. As the Company became profitable and continued to demonstrate a sustained pattern of profitability, the valuation allowance was adjusted accordingly with the benefit reflected in net income. The Company expects to incur income taxes going forward.

Comparison of Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Overview. The Company reported net income of $1.4 million or $.31 per share (diluted) for the nine months ended September 30, 2004, as compared with net income of $764,000 or $.22 per share (diluted) for the nine months ended September 30, 2003, an increase of $607,000 or 79.5% in net income and $.09 or 40.9% in net income per share (diluted). The Company’s primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing some profitability in the near term. The Company generated significantly higher levels of net interest income in the 2004 period compared to 2003, which increases were partially offset by increases in non-interest expenses and income taxes. The Company was fully taxable in 2004 versus paying no taxes in 2003. The Bank opened one new branch in Virginia Beach, Virginia, in February 2004, increasing to twelve the number of full service banking branches. In addition, the Company opened one branch in August 2004, two branches in the first six months of 2003 and one in August 2003. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2003 and 2004. Although the rate environment over these two periods has been one of consistently low interest rates, the Company’s net interest margin and net interest rate spread has improved for the nine months ended September 30, 2004 as compared with that from the same period of 2003. The Company’s net interest rate spread increased by 36 basis points and the net interest rate margin increased by 51 basis points when comparing the nine months ended September 30, 2004 to the same period of 2003.

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

Net interest income increased to $8.9 million for the nine months ended September 30, 2004, a $3.1 million or 53.4% increase from the $5.8 million earned in the same period of 2003. Total interest income benefited from strong growth in the level of average earning assets, but was partially offset by lower asset yields caused by the decline in market interest rates from period to period. Average total interest-earning assets increased $96.8 million, or 41.2% to $332.0 million, for the first nine months of 2004 as compared to $235.2 million for 2003, while the average yield dropped by 10 basis points from 5.51% to 5.41%. Substantially all of the increase in the average balance of interest earning assets was due to growth in the loan portfolio. The average balance of loans increased by $99.4 million or 53.7% to $285.2 million for the first nine months of 2004 from $185.6 million for the first nine months of 2003. Average total interest-bearing liabilities increased by $79.1 million, or 34.2% to $292.4 million in 2004 from $213.3 million in 2003, consistent with the increase in interest-earning assets. Reflecting the Company’s strategy of growing core deposits, the average balance of lower cost savings, NOW and money market deposits grew by $52.1 million or 103.2% to $102.6 million in the 2004 period from $50.5 million in the 2003 period. The average cost of interest-bearing liabilities decreased by 40 basis points from 2.46% to 2.06%, contributing to a 40 basis point increase in the interest rate spread for the first nine months of 2004 as compared with the first nine months of 2003. For the nine months ended September 30, 2004, the interest rate spread was 3.35% and the net interest margin was 3.59%. For the nine months ended September 30, 2003, the interest rate spread was 3.04% and the net interest margin was 3.29%. The net interest margin increased by 20 basis points in the first nine months of 2004 compared to 2003. Contributing to the improvement in the Company’s net interest spread and margin was an improved mix of interest earning assets and interest bearing liabilities. In the 2004 period, higher yielding loans equaled 85.9% of interest earning assets as compared to 78.9% in the 2003. In the 2004 period, lower cost savings, NOW and money market deposits equaled 35.1% of interest bearing liabilities as compared to 23.7% in the

2003 period. Also contributing to the increase in the net interest margin was a $23.1 million or 88.9% increase in non interest bearing demand deposits to $49.1 million in 2004 from $26.0 million in 2003.

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

	For the Nine Months Ended September 30,
	2004			2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$285,167	$12,154	5.69%	$185,576	$8,231	5.93%
Interest-earning deposits	3,010	26	1.15%	2,071	17	1.10%
Investment securities available for sale:
Taxable	39,461	1,131	3.84%	45,220	1,400	4.14%
Tax-exempt	1,162	31	3.56%	—	—	—%
FHLB/FRB stock	3,184	97	4.07%	2,288	76	4.44%

Total interest-earning assets	331,984	13,439	5.41%	235,155	9,724	5.53%

Other assets	41,387			30,711

Total assets	$373,371			$265,866

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$102,633	960	1.25%	$50,464	384	1.02%
Time deposits	125,174	2,275	2.43%	123,205	2,711	2.94%
Federal funds purchased	4,913	60	1.63%	3,658	43	1.57%
FHLB advances	49,006	856	2.33%	34,174	749	2.93%
Trust preferred securities	10,708	354	4.42%	1,788	59	4.41%

Total interest-bearing liabilities	292,434	4,505	2.06%	213,289	3,946	2.47%

Demand deposits	49,100			26,041
Other liabilities	651			1,409
Stockholders’ equity	31,186			25,127

Total liabilities and stockholders’ equity	$373,371			$265,866

Net interest income and interest rate spread		$8,934	3.35%		$5,778	3.04%

Net interest margin			3.59%			3.29%

Ratio of average interest-earning assets to average interest-bearing liabilities	113.52%			110.25%

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

		Nine Months Ended
	September 30, 2004 vs. September 30, 2003
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$4,331	$(408)	$3,923
Interest-earning deposits	8	1	9
Investment securities available for sale
Taxable	(172)	(97)	(269)
Tax-exempt	16	15	31
FHLB/FRB stock	29	(8)	21

Total interest income	4,211	(496)	3,715

Interest expense:
Deposits
Savings, NOW and money market	442	134	576
Time deposits	40	(476)	(436)
Federal funds purchased	15	2	17
FHLB advances	292	(185)	107
Trust preferred securities	147	207	295

Total interest expense	937	(319)	559

Net interest income increase (decrease)	$3,275	$(178)	$3,156

Provision for Loan Losses. The Company recorded a $975,000 provision for loan losses in the first nine months of 2004 and $900,000 in the first nine months of 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the first nine months of both 2004 and 2003, the provision for loan losses was made principally in response to the analysis of the loan portfolio. Total loans outstanding increased by $99.9 million in the first nine months of 2004 and by $57.4 million in the first nine months of 2003. Despite the growth during 2004, the Company’s level of nonperforming assets has decreased $919,000 since December 31, 2003, thereby resulting in improvements to certain key loan portfolio performance indicators such as the ratio of nonperforming assets to total assets. During the quarter the bank received an $861,000 payoff of it largest non performing loan. At September 30, 2004 and December 31, 2003, respectively, the allowance for loan losses was $3.8 million and $2.8 million, representing 1.14% and 1.19%, respectively, of loans outstanding. Other than the nonaccrual loans discussed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.

Non-Interest Income. Non-interest income totaled $4.2 million for the nine months ended September 30, 2004 as compared with $3.3 million for the nine months ended September 30, 2003, an increase of $848,000 or 25.7%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance and brokerage networking operations. The principal reasons for the increase in total non-interest income for the first nine months of 2004 were increases of $410,000 or 64.5% in service charges on deposit accounts to $1.0 million in 2004 from $636,000 in 2003 and income from insurance operations which increased $349,000 or 31.7% to $1.5 million in the 2004 period from $1.1 million in the 2003 period. Additionally, during the nine months ended September 30, 2004, the Company recorded an increase of $180,000 or 122.4% in income from brokerage operations to $327,000 in the first nine months of 2004 from $147,000 in the comparable 2003 period. Earnings on bank owned life insurance, which the Company purchased $7.0 million during the third quarter of 2003 and an additional $4.0 million in August 2004. The first nine months of 2004 was $279,000 compared to $58,000 for the same period of 2003. Income from mortgage operations dropped $215,000 or 25.2% to $637,000 in the 2004 period from $852,000 in the 2003 period as a result of increasing mortgage rates and the corresponding decrease in the level of mortgage refinancing. The increase in service fees and charges resulted principally from the Company’s growth from period to period. The increase in income from insurance operations is due primarily to the acquisition of Whitehurst Insurance Agency, Inc., which has branches in Elizabeth City, Edenton and Moyock, North Carolina.

Non-Interest Expenses. Non-interest expenses totaled $10.3 million for the nine months ended September 30, 2004, an increase of $2.8 million or 37.9% over the $7.5 million reported for the first nine months of 2003. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current period associated with the opening of new branches in January 2003, April 2003, August 2003, February 2004 and August 2004 increasing the number of full service banking locations to twelve. Ten branches were fully operational throughout the first nine months of 2004, while eight branches were operational throughout the first nine months of 2003. For the nine months ended September 30, 2004, personnel costs increased by $1.3 million or 33.8% to $5.4 million in 2004 from $4.1 million in 2003, while the costs of occupancy and equipment increased by $806,000, or 63.7% to $2.1 million in the 2004 period from $1.3 million in 2003. Other non-interest expenses increased by $523,000, or 29.0% to $2.4 million in 2004 from $1.8 million in 2003 most notably as a result of a $145,000 increase in postage, printing and office supplies, a $160,000 increase in advertising and promotion and a $191,000 increase in other non interest expenses.

Provision for Income Taxes. The Company had income tax expense for the nine months ended September 30, 2004 of $492,000 and no income tax expense for the nine months ended September 30, 2003 due to the recognition of a portion of previously reserved deferred tax assets. As the company became profitable and continued to demonstrate a sustained pattern of profitability, the valuation allowance was adjusted accordingly with the benefit reflected in net income.

Liquidity and Capital Resources

The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at September 30, 2004, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $68.0 million, with $58.6 million outstanding, federal funds lines of credit with other financial institutions in the amount of $31.4 million, with $0 outstanding and a revolving line of credit at another financial institution secured by certain loans outstanding in the amount of $7.5 million with $0 outstanding.

Total deposits were $331.6 million and $216.0 million at September 30, 2004 and December 31, 2003, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits and borrowings as a source of funds. Time deposits are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At September 30, 2004 and December 31, 2003, time deposits represented 38.0% and 53.1%, respectively, of the Company’s total deposits. Time deposits of $100,000 or more represented 13.0% and 15.0%, respectively, of the Bank’s total deposits at September 30, 2004 and December 31, 2003. At September 30, 2004, the Company had $5.8 million in deposits from seven public units and $22.7 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily investment grade securities issued by the federal government and its agencies, investment grade corporate securities and investment grade mortgage-backed securities.

At September 30, 2004 and December 31, 2003, the Company’s Tier 1 leverage ratio was 11.91% and 9.33%, respectively. All capital ratios place the Company and the Bank well in excess of the minimum required to be deemed well-capitalized by regulatory measures.

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

Adoption of FIN 46R will result in deconsolidation of the Company’s trust preferred subsidiaries, Gateway Capital Statutory Trust I and Gateway Capital Statutory Trust II. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts will be included in long-term debt (instead of the trust preferred securities) and the Company’s equity interests in the trusts will be included in other assets. If these trusts were deconsolidated as of September 30, 2004, the effect on the Company’s balance sheet would be an increase in other assets of $465,000 with a corresponding increase in long-term debt. The deconsolidation of the trusts will not materially impact net income.

Based on current Federal Reserve Board guidelines, approximately $13.0 million of the $15.0 million in Trust Preferred Securities qualifies as Tier 1 capital and the remaining $2.0 million qualifies as Tier 2 supplementary capital. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On May 6, 2004, the Board of Governors of the Federal Reserve issued proposed regulations to allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company believes that the Bank would remain “well capitalized” under Federal Reserve Board guidelines.

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

GATEWAY FINANCIAL HOLDINGS, INC.

Date: November 12, 2004	By:	/s/ D. Ben Berry
D. Ben Berry President and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Mark A. Holmes
Mark A. Holmes Senior Executive Vice President and Chief Financial Officer