Form 10KSB
period 2004-12-31
GATEWAY FINANCIAL HOLDINGS INC
filed 2005-03-31
CIK 1156953

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period from            to

Commission file number 000-33223

Gateway Financial Holdings, Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-2040581

(State of incorporation)	(IRS Employer Identification No.)

1145 North Road Street, Elizabeth City, North Carolina	27909

(Address of principal executive offices)	(Zip code)

(252) 334-1511

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: Common Stock, no par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year $25.5 million.

The aggregate market value of the registrant’s Common Stock at March 18, 2005, held by those persons deemed by the registrant to be non-affiliates, was approximately $103.6 million.

As of March 18, 2005, (the most recent practicable date), the registrant had outstanding 6,697,672 shares of common stock, no par value per share.

Form 10-KSB Table of Contents

PART I

ITEM 1. – DESCRIPTION OF BUSINESS

General

Gateway Financial Holdings, Inc. is a financial holding company incorporated under the laws of North Carolina to serve as the holding company for Gateway Bank & Trust Co., a North Carolina chartered commercial bank with banking and insurance agency offices in Northeastern North Carolina, including the Outer Banks, and the Greater Hampton Roads area of Virginia. The bank began operations on December 1, 1998 and, effective October 1, 2001, became our wholly owned subsidiary.

Since inception, we have aggressively pursued the primary objective of building a full service commercial banking operation, while effectively supplementing our banking activities with other financial services intended to generate significant non-interest income. Accordingly, a key component of our growth strategy has been expanding our franchise through the opening of newly constructed branches and strategic branch acquisitions. The bank serves its customers from sixteen full service bank branches located in Elizabeth City (3), Edenton, Kitty Hawk, Moyock, Nags Head, Plymouth and Roper, North Carolina, and Chesapeake (2), Emporia, Suffolk and Virginia Beach (3), Virginia. During 2004, we added six additional full service bank branches, purchasing three branches from another bank in October (located in Elizabeth City, North Carolina and Suffolk and Emporia, Virginia) and opened three de novo branches with one in Virginia Beach, Virginia, one in Nags Head and Moyock, North Carolina. During the first half of 2005, we expect to open two newly constructed bank branches in Virginia Beach, Virginia (Hilltop opened March 1, 2005). Consistent with our long-range strategic objectives, we will continue to consider acquisition opportunities including whole bank or branch locations. We will also continue to explore de novo branching opportunities in markets that we consider attractive.

The bank has two wholly-owned operating subsidiaries, each of which has contributed to our profitability. Gateway Insurance Services, Inc., an insurance agency with offices in Edenton, Hertford, Elizabeth City, Plymouth, Moyock and Kitty Hawk, North Carolina, sells insurance products to businesses and individuals. Gateway Investment Services, Inc. assists bank customers in their securities brokerage activities through an arrangement with an unaffiliated broker-dealer. As prescribed by this arrangement, Gateway Investment Services earns revenue through a commission sharing arrangement with the unaffiliated broker-dealer. In an ongoing effort to create significant sources of non-interest income, we will continue to look for ways to expand non-traditional banking activities in our insurance and investment services subsidiaries.

Since inception, we have concentrated our efforts on building a franchise and infrastructure that can deliver and sustain long-term profitability. Toward that objective, and consistent with our business plans, we incurred significant operating losses from the date of our opening through December 31, 2000. These losses totaled approximately $2.5 million. We achieved our first profitable quarter during the three months ended March 31, 2001 and have now remained profitable in sixteen consecutive quarters, producing net income of $547,000 in 2001, $627,000 in 2002, $1.2 million in 2003 and $2.0 million through the twelve months ended December 31, 2004. While we anticipate continued profitability, future expansion activity can be expected to generate significant additional costs that can negatively impact earnings as we pursue our growth strategies.

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

Competition

The Bank, the operating subsidiary of the Company, faces considerable competition in its market areas. As of June 2004, there were 12 branches in Pasquotank County, North Carolina operated by seven commercial banks, including the Bank, and one savings institution. As of that date, approximately $702 million in deposits were located in Pasquotank County, and deposits of the Bank on that date totaled $156.6 million. As of June 2004, there were six branches in Washington County operated by five commercial banks, including the Bank, with approximately $119 million in deposits. Deposits of the Bank on that date totaled $17.5 million. As of June 2004, there were eight branches in Chowan County, including the Bank, operated by six commercial banks with approximately $183.4 million in deposits. Deposits of the Bank on that date totaled $13.1 million. As of June 2003, there were 22 branches in Dare County operated by ten commercial banks, including the Bank, with approximately $847 million in deposits. Deposits of the Bank on that date totaled $41.1 million. As of June 2004, there were 45 branches in Chesapeake, Virginia operated by 15 commercial banks, including the Bank, with approximately $1.7 billion in deposits. Deposits of the Bank on that date totaled $23.7 million. As of June 2004, there were 96 branches in Virginia Beach operated by 15 commercial banks, including the Bank, and two savings institutions with approximately $4.2 billion in deposits. Deposits of the Bank on that date totaled $51.2 million. Over 60% of the deposits in the Virginia Beach market were controlled by the top four bank holding companies. Therefore, in its market area, the Bank has significant competition for deposits and loans from other depository institutions. Many of the Bank’s competitors have substantially greater resources, broader geographic markets, and higher lending limits than the Bank and offer certain services which the Bank does not provide. Additionally, with the elimination of restrictions on interstate banking, the Bank may be required to compete with out-of-state financial institutions that are not presently in its market area. The Bank also competes with credit unions, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank, in attracting deposits and making loans.

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

Employees

The Company had 191 full-time equivalent employees at December 31, 2004. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities as well as activities that the Federal Reserve considers to be closely related to banking.

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

Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2004, GFH’s Tier 1 leverage capital ratio and total capital were 13.89% and 17.40%, respectively.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2004, the Federal Reserve had not advised GFH of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.

Source of Strength for Subsidiary. Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries’ compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

Dividends. As a holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends received from our subsidiary bank and management fees paid by the bank. We must pay our operating expenses from funds we receive from the bank. Therefore, shareholders may receive cash dividends from us only to the extent that funds are available after payment of operating expenses. In addition, the Federal Reserve generally prohibits bank holding companies from paying cash dividends except out of operating earnings, provided that the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a North Carolina corporation, our payment of cash dividends is subject to the restrictions under North Carolina law on the declaration of cash dividends. Under such provisions, cash dividends may not be paid if a corporation will not be able to pay its debts as they become due in the usual course of business after paying such a cash dividend or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy certain liquidation preferential rights.

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

Pursuant to a regulatory agreement between the state banking regulatory authorities in North Carolina and Virginia, we are permitted to open and operate bank branches in Virginia. The Virginia banking regulator has the opportunity to comment on our operations in Virginia, but the bank’s Virginia operations are subject to regulation, supervision and regular examination by the North Carolina Commissioner of Banks.

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the bank must maintain average daily reserves against its transaction accounts. No reserves are required to be maintained on the first $6.6 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $6.6 million and $45.4 million, and reserves equal to 10.0% plus $1.2 million must be maintained on aggregate balances in excess of $45.4 million. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2004, the bank met its reserve requirements.

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

Legislation

Sarbanes-Oxley Act. On July 30, 2002, the Sarbanes-Oxley Act, or SOX, was enacted. SOX is not a banking law, but applies to all public companies, including us. The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Given the extensive role of the Securities and Exchange Commission in implementing and interpreting the rules relating to many of SOX’s new requirements, the potential impact on us of these requirements may not be determined for some time.

SOX includes additional disclosure requirements and new corporate governance rules for public companies, requires the SEC to adopt extensive additional disclosure, corporate governance and other related rules for public companies, increases criminal penalties for violations of the securities laws, and mandates further studies of specified issues by the SEC and other federal government agencies. SOX also provides for the federal regulation of accounting firms that provide services to public companies and mandates additional listing standards for the securities exchanges.

The SEC has adopted rules implementing the provisions of SOX, but some of these rules do not presently apply to us yet since certain of the rules have delayed effective dates. The SEC has also extended the effective dates of certain rules after their adoption. Our management believes it is in compliance with all presently applicable SOX requirements. As the new SOX requirements become applicable, we will review those rules and comply as required.

USA PATRIOT Act. In October 2001, the President signed into law the USA PATRIOT Act. This Act was in direct response to the terrorist attacks on September 11, 2001, and strengthens the anti-money laundering provisions of the Bank Secrecy Act. Most of the new provisions added by this Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities. The bank does not have significant foreign business and has not had its operations materially affected by the Act. This Act does, however, require the federal banking regulators to consider a bank’s record of compliance under the Bank Secrecy Act in acting on any application filed by a bank. As the bank is subject to the provisions of the Bank Secrecy Act (i.e., reporting of cash transactions in excess of $10,000), the bank’s record of compliance in this area will be an additional factor in any applications filed by it in the future. To the bank’s knowledge, its record of compliance in this area is satisfactory and its processes and procedures to ensure compliance with the Bank Secrecy Act are satisfactory.

GFH’s management and the Bank’s management cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof.

ITEM 2 – PROPERTIES

The Company currently operates out of the banking and insurance offices as set forth below:

	Approximate Square	Year Established/
Office Location	Footage	Acquired
Edenton - 344 Virginia Road (4)	2,400	2002
Elizabeth City - 1145 North Road Street (1)	9,000	1999
Elizabeth City – 1141 North Road Street (6)	6,000	2001
Elizabeth City - 1404 West Ehringhaus Street (3)	2,000	2003
Elizabeth City - 400 West Ehringhaus Street (4)	5,000	2004
Elizabeth City - 802 West Ehringhaus Street (2)	3,200	2004
Hertford – 147 North Church Street (2)	2,000	2002
Kitty Hawk - 3600 Croatan Highway (1)	6,500	2002
Moyock - 100 Moyock Commons Drive (4)	4,000	2004
Nags Head – 2808 S. Croatan Highway (5)	4,800	2004
Plymouth - 433 U.S. Highway 64 East (4)	5,200	2000
Roper - 102 W. Buncomb Street (3)	550	2000
Chesapeake - 111 Gainsbourgh Square (5)	7,200	2002
Chesapeake - 575 Cedar Road (3)	2,400	2003
Emporia – 5205 Main Street (3)	6,500	2004
Suffolk – 2825 Godwin Drive (3)	3,200	2004
Virginia Beach - 4460 Corporation Lane, Suite 100(3)	4,000	2000
Virginia Beach - 3001 Shore Drive (3)	2,000	2003
Virginia Beach – 713 Independence Boulevard (3)	2,200	2003

(1)	Includes banking, investment brokerage and insurance services.

(2)	Insurance services only.

(3)	Banking services only.

(4)	Only banking and insurance services.

(5)	Only banking and investment brokerage services.

(6)	Operations building.

The properties we own, including land, buildings and improvements, furniture, equipment and vehicles, had a net book value at December 31, 2004 of $18.9 million. In the opinion of the Company’s management, such properties are adequately covered by insurance, are in good operating condition, ordinary wear and tear excepted, and are adequate and suitable for the ordinary and regular conduct and operation of our business.

ITEM 3 – LEGAL PROCEEDINGS

The Company is aware of no material legal proceeding to which the Company or any of its subsidiaries is a party or of which any of their properties is subject.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of our shareholders during the fourth quarter of fiscal 2004.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ under the symbol “GBTS”. The following table sets forth the high and low published closing prices for shares of our common stock for the periods indicated. Where appropriate, prices have been adjusted for the effects of an 11-for-10 stock split effected in the form of a 10% stock dividend in 2002, a 21-for-20 stock split effected in the form of a 5% stock dividend in 2003, and a 21-for-20 stock split in the form of a 5% stock dividend that was announced February 27, 2004 and distributed April 8, 2004 to shareholders of record on March 15, 2004. The last reported sales price of the common stock on March 18, 2005 was $18.30 per share. As of December 31, 2004, Gateway Bank had approximately 3,210 shareholders of record.

		High	Low
2004	First Quarter	$15.14	$11.21
	Second Quarter	14.56	11.63
	Third Quarter	15.58	12.29
	Fourth Quarter	16.04	14.23

2003	First Quarter	$8.34	$6.94
	Second Quarter	10.14	7.99
	Third Quarter	10.62	9.52
	Fourth Quarter	11.47	10.42

2002	First Quarter	$8.04	$6.93
	Second Quarter	8.76	7.42
	Third Quarter	8.29	6.35
	Fourth Quarter	7.65	6.43

We conducted an initial public offering of our common stock that closed in 1998, pursuant to which we sold 1,044,495 shares at $11.00 per share in cash. During 2000, we sold 515,597 shares of our common stock at $10.00 per share in a public offering. During 2001, we sold 1,110,973 units at $9.25 per unit in a public offering, with each such unit consisting of one share of our common stock and one warrant to purchase 1.213 shares of our common stock. In 2002, we effected an 11-for-10 stock split in the form of a 10% stock dividend, in 2003 we effected a 21-for-20 stock split in the form of a 5% stock dividend, and on February 27, 2004 we announced a 21-for-20 stock split in the form of a 5% stock dividend to shareholders of record on March 15, 2004 and distributed on April 8, 2004. Our warrants, were exercisable at any time until June 30, 2004. Those warrants were traded separately on the NASDAQ under the symbol “GBTSW”. In 2004, 1,320,817 shares of common stock were issued from the exercise of warrants. During October 2004 we sold 1,932,000 shares of our common stock at $14.10 per share in a public offering.

The following table sets forth the high and low published closing prices for our warrants for the periods indicated. The last reported sales price of the warrants on June 30, 2004 was $4.30 per warrant.

		High	Low
2004	First Quarter	$7.00	$2.31
	Second Quarter	6.49	2.69
	Third Quarter	N/A	N/A
	Fourth Quarter	N/A	N/A

2003	First Quarter	$1.30	$.95
	Second Quarter	2.10	1.15
	Third Quarter	2.65	1.70
	Fourth Quarter	2.70	1.57

The company paid its first cash dividend to shareholders during the last half of 2004 at $0.02 per common share. Subsequent to year end the Company paid a cash dividend of $0.02 per common share during the first quarter of 2005. As a holding company, we are dependent upon our subsidiary, Gateway Bank, to provide funding for our operating expenses and dividends. North Carolina banking law will permit the payment of dividends only out of retained earnings and will prohibit the payment of cash dividends if Gateway Bank’s surplus is less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if Gateway Bank is undercapitalized or insolvent or if payment of the cash dividend would render Gateway Bank undercapitalized or insolvent, and no cash dividend may be paid by Gateway Bank if it is in default of any deposit insurance assessment due to the FDIC. Subject to these restrictions, our Board of Directors will consider the payment of dividends when it is deemed prudent to do so.

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Gateway Financial Holdings, Inc. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this annual report and the supplemental financial data appearing throughout this discussion and analysis. On February 27, 2004, the Company’s Board of Directors declared a 21-for-20 stock split, to be effected in the form of a 5% stock dividend, distributed April 8, 2004 to shareholders of record on March 15, 2004. On May 19, 2003, the Company’s Board of Directors declared a 21-for-20 stock split, effected in the form of a 5% stock dividend, which was distributed June 12, 2003 to shareholders of record on May 21, 2003. On May 14, 2002, the Company’s Board of Directors declared an 11-for-10 stock split, effected in the form of a 10% stock dividend, which was distributed June 5, 2002 to shareholders of record on May 22, 2002. All references in this discussion and analysis to per share results and weighted average shares outstanding have been adjusted to reflect the effects of these stock splits.

OVERVIEW

Gateway Financial Holdings, Inc. is a financial holding company incorporated under the laws of North Carolina to serve as the holding company for Gateway Bank & Trust Co., a North Carolina chartered commercial bank with banking and insurance agency offices in Northeastern North Carolina, including the Outer Banks, and the Greater Hampton Roads area of Virginia. The bank began operations on December 1, 1998 and, effective October 1, 2001, became our wholly owned subsidiary.

Since inception, we have aggressively pursued the primary objective of building a full service commercial banking operation, while effectively supplementing our banking activities with other financial services intended to generate significant non-interest income. Accordingly, a key component of our growth strategy has been expanding our franchise through the opening of newly constructed branches and strategic branch acquisitions. The bank serves its customers from sixteen full service bank branches located in Elizabeth City (3), Kitty Hawk, Edenton, Moyock, Nags Head, Plymouth and Roper, North Carolina, and Virginia Beach (3), Emporia, Suffolk and Chesapeake (2), Virginia. On October 15, 2004, we acquired three additional full service bank branches (located in Elizabeth City, North Carolina and Suffolk and Emporia, Virginia) purchased from Provident Bank of Maryland. In December 2004 we opened a newly constructed full service bank branch in Moyock, North Carolina. During the first half of 2005, we expect to open two newly constructed bank branches in Virginia Beach, Virginia. Consistent with our long-range strategic objectives, we will continue to consider acquisition opportunities including whole bank or branch locations. We will also continue to explore de novo branching opportunities in markets that we consider attractive.

The bank has two wholly-owned operating subsidiaries, each of which have contributed to our profitability. Gateway Insurance Services, Inc., an insurance agency with offices in Edenton, Hertford, Elizabeth City, Plymouth, Moyock and Kitty Hawk, North Carolina, sells insurance products to businesses and individuals. Gateway Investment Services, Inc. assists bank customers in their securities brokerage activities through an arrangement with an unaffiliated broker-dealer. As prescribed by this arrangement, Gateway Investment Services earns revenue through a commission sharing arrangement with the unaffiliated broker-dealer. In an ongoing effort to create significant sources of non-interest income, we will continue to look for ways to expand non-traditional banking activities in our insurance and investment services subsidiaries.

Since inception, we have concentrated our efforts on building a franchise and infrastructure that can deliver and sustain long-term profitability. Toward that objective, and consistent with our business plans, we incurred significant operating losses from the date of our opening through December 31, 2000. These losses totaled approximately $2.5 million. We achieved our first profitable quarter during the three months ended March 31, 2001 and have now remained profitable in sixteen consecutive quarters, producing net income of $547,000 in 2001, $627,000 in 2002, $1.2 million in 2003 and $2.0 million through the twelve months ended December 31, 2004. While we anticipate continued profitability, future expansion activity can be expected to generate significant additional costs that can negatively impact earnings as we pursue our growth strategies.

In addition to our banking activities, the Bank has focused on insurance and brokerage services to develop sustainable and growth-oriented sources of non-interest income. The Bank acquired the Dowd & Twiddy insurance agencies in January 2000 and Fidelity Insurance in January 2001. These agencies were combined to form Gateway Insurance Services, Inc., which sells insurance products to businesses and individuals. Gateway Insurance Services, Inc. maintains offices in Elizabeth City, Edenton, Hertford, Moyock, Plymouth and Kitty Hawk, North Carolina. In May 2004, Gateway Insurance Services, Inc. purchased Whitehurst Insurance Agency with three branches in Elizabeth City, Edenton and Moyock, North Carolina. In June 2004, Gateway Insurance Services, Inc purchased Insurance Express Premium Finance to provide specialized financing of insurance premiums. In addition, the Bank organized Gateway Investment Services, Inc. in September 1999 to assist bank customers in their securities brokerage activities through a networking arrangement with an unaffiliated broker-dealer. Through this arrangement, Gateway Investment Services earns revenues through commission sharing from the unaffiliated broker-dealer. The Bank will continue to look for ways to expand non-traditional banking activities in its insurance subsidiary and securities networking arrangement, which create significant sources of non-interest income.

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The information presented below is derived in part from the audited consolidated financial statements and notes thereto of the Company. This information presented below does not purport to be complete and should be read in conjunction with the Company’s consolidated financial statements appearing elsewhere in this annual report.

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$19,632	$13,486	$10,311	$9,125	$6,181
Total interest expense	6,691	5,341	4,819	5,059	3,457

Net interest income	12,941	8,145	5,492	4,066	2,724
Provision for loan losses	1,425	1,200	480	440	482

Net interest income after provision for loan losses	11,516	6,945	5,012	3,626	2,242
Total non-interest income	5,857	4,485	2,826	2,420	1,341
Total non-interest expense	14,653	10,230	7,211	5,499	4,655

Income (loss) before income taxes	2,720	1,200	627	547	(1,072)
Provision for income taxes	710	—	—	—	—

Net income (loss)	$2,010	$1,200	$627	$547	$(1,072)

Per Share Data: (6)
Net income (loss), basic	$0.45	$0.36	$0.19	$0.21	$(0.68)
Net income (loss), diluted	0.41	0.35	0.19	0.21	(0.68)
Dividends	0.02	—	—	—	—
Book value	9.66	7.51	7.23	6.94	6.83
Tangible book value	8.04	6.41	6.54	6.23	5.86

Balance Sheet Data:
Total assets	$535,738	$314,826	$231,053	$160,832	$110,694
Loans receivable	381,956	231,740	161,488	107,240	75,921
Allowance for loan losses	4,163	2,759	1,721	1,435	1,028
Deposits	406,259	238,452	174,663	115,717	90,293
Borrowings	63,926	50,000	31,401	21,300	6,500
Shareholders’ equity	64,318	24,971	23,968	22,998	13,441

Selected Performance Ratios:
Return on average assets	0.49%	0.43%	0.32%	0.41%	(1.33)%
Return on average equity	5.12%	4.93%	2.58%	2.96%	(9.76)%
Net interest margin (1)	3.59%	3.24%	3.09%	3.32%	3.78%
Net interest spread (2)	3.33%	2.98%	2.68%	2.66%	3.07%
Non-interest income as a percentage of net interest income and non-interest income	31.16%	35.51%	33.97%	37.31%	32.99%
Non-interest income as a percentage of average assets	1.44%	1.61%	1.46%	1.80%	1.66%
Non-interest expense to average assets	3.59%	3.67%	3.71%	4.10%	5.78%
Efficiency ratio (3)	77.95%	81.00%	86.69%	84.78%	114.51%

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Asset Quality Ratios:
Nonperforming loans to period-end loans	0.13%	0.52%	0.82%	0.00%	0.00%
Allowance for loan losses to period-end loans	1.09%	1.19%	1.07%	1.34%	1.35%
Allowance for loan losses to nonperforming loans (7)	849.59%	228.02%	129.59%	NM	NM
Nonperforming assets to total assets (4)	0.09%	0.38%	0.67%	0.14%	0.00%
Net loan charge-offs to average loans outstanding	0.01%	0.11%	0.15%	0.04%	0.01%

Capital Ratios: (5)
Total risk-based capital	17.40%	12.68%	12.51%	17.89%	15.71%
Tier 1 risk-based capital	16.41%	11.59%	11.57%	16.72%	14.44%
Leverage ratio	13.89%	9.33%	9.71%	13.74%	11.31%
Equity to assets ratio	12.01%	7.93%	10.37%	14.30%	12.14%

Other Data:
Number of banking offices	16	10	7	4	4
Number of full time equivalent employees	191	123	96	69	53

(1)	Net interest margin is net interest income divided by average interest-earning assets.

(2)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Nonperforming assets consists of nonaccrual loans, restructured loans, and real estate owned, where applicable.

(5)	Capital ratios are for the Company.

(6)	Restated for 21-for-20 stock split in 2004, 21-for-20 stock split occurring during 2003 and 11-for-10 stock split occurring during 2002.

(7)	Considering that the Company had no nonperforming loans in 2001 and 2000, certain allowance for loan losses to nonperforming loans ratios are not considered meaningful “NM”.

FINANCIAL CONDITION
December 31, 2004 and 2003

The Company continued its pattern of strong growth during 2004, with total assets increasing by $220.9 million, or 70.2%, to $535.7 million at year end. This growth was principally reflected in increased loans. Total loans increased by $150.2 million, or 64.8%, from $231.7 million at the beginning of the year to $382.0 million at year end. The increase in loans was comprised principally of increases of $8.1 million, $75.5 million and $28.0 million, respectively, in commercial loans, construction loans, and commercial mortgage loans – three areas of lending that the Company targets. The Company maintained liquidity at what it believes to be an appropriate level, as liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, increased in the aggregate to $92.6 million, or 17.3% of total assets, at December 31, 2004. The cash surrender value of bank owned life insurance totaled $16.5 million, or 3.1% of total assets at December 31, 2004. Additionally, the Company’s investment in premises and equipment increased by $6.9 million as a result of growth and expansion and costs incurred in acquiring three branches from Provident Bank of Maryland located in Emporia and Suffolk, Virginia and Elizabeth City, North Carolina, the upfit costs incurred with the opening of a branch located at Independence Blvd in Virginia Beach, Virginia and construction costs related with the opening of two de novo branches located in Nags Head and Moyock, North Carolina. In 2003 we incurred expansion costs acquiring the former National Bank of Commerce/CCB Ehringhaus Street branch in Elizabeth City and the upfit costs associated with opening the de novo offices on Cedar Road in Chesapeake and Shore Drive in Virginia Beach. Goodwill and other intangibles increased $7.3 million, primarily due to the acquisition of three branches from Provident Bank of Maryland.

Funding for the growth in assets and loans was provided by increases of $167.8 million and $13.9 million, respectively, in deposit accounts and total borrowings. Total deposit accounts increased 70.4%, from $238.5 million at December 31, 2003 to $406.3 million at December 31, 2004. Non-interest-bearing demand accounts increased by $14.9 million, or 39.8%, from $37.4 million at the beginning of the period to $52.3 million at the end of the period. Savings, money market and NOW accounts more than doubled to $168.5 million, representing a total increase of $94.1 million or 126.5% over the $74.4 million reported at December 31, 2003. Consistent with the Company’s objectives to reduce reliance on time deposits, demand, savings, money market and NOW accounts of $220.8 million at December 31, 2004 represent 54.3% of total deposits at that date, up from $111.9 million or 46.9% of total deposits at December 31, 2003. Time deposits totaled $185.4 million at December 31, 2004 as compared to $126.6 million at December 31, 2003. Large denomination time deposits of more than $100,000 were $56.1 million, or 13.8% of total deposits at December 31, 2004 as compared with $35.8 million, or 15.0% of total deposits at December 31, 2003. The Company continues to use brokered deposits to fund growth, with such deposits decreasing from $29.3 million to $12.8 million during the year, comprising 6.9% of total time deposits at December 31, 2004. Advances from the Federal Home Loan Bank of Atlanta increased from $36.0 million to $37.6 million during the twelve months, while federal funds purchased increased from $6.0 million to $10.9 million at December 31, 2003 and December 31, 2004, respectively. In addition, during 2004 and 2003 the Company issued $7.0 million and $8.0 million, respectively of trust preferred securities, which provided funding to support growth while enhancing the regulatory capital position of the Company and its bank subsidiary.

Total stockholders’ equity increased by $39.3 million, primarily due to net income for the current year of $2.0 million, proceeds of $12.1 million from warrant conversions, proceeds of $24.9 million from a stock offering and a reduction due to a cash dividend payment in the amount of $95,000. Stockholders’ equity totaled $64.3 million at December 31, 2004. Its capital ratios continue to place the Bank in excess of the minimums required to be deemed well-capitalized by regulatory measures.

NET INTEREST INCOME

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2004, 2003 and 2002, average interest-earning assets were $360.5 million, $251.7 million and $177.5 million, respectively. During these same years, the Company’s net interest margins were 3.59%, 3.24%, and 3.09%, respectively.

Average Balances and Average Rates Earned and Paid. The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. In preparing the table, nonaccrual loans are included in the average loan balance.

	For the Years Ended December 31,
	2004			2003			2002
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
							(Dollars in thousands)
Interest-earning assets:
Loans	$301,466	$17,509	5.81%	$197,801	$11,511	5.82%	$130,769	$8,178	6.25%
Interest-earning deposits	6,515	102	1.57%	1,867	21	1.12%	4,055	67	1.65%
Investment securities available for sale taxable	47,630	1,835	3.85%	49,652	1,851	3.73%	40,903	1,959	4.79%
Investment securities available for sale tax exempt	1,908	64	3.35%	—	—	—%	—	—	—%

FHLB/FRB stock	2,936	122	4.16%	2,409	103	4.28%	1,815	107	5.90%

Total interest-earning assets	360,455	19,632	5.45%	251,729	13,486	5.36%	177,542	10,311	5.81%

Other assets	47,244			26,727			16,593

Total assets	$407,699			$278,456			$194,135

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$118,242	1,553	1.31%	$55,852	557	1.00%	$28,131	284	1.01%
Time deposits	137,440	3,430	2.50%	125,100	3,555	2.84%	98,288	3,479	3.54%
Borrowings	59,758	1,708	2.86%	43,244	1,229	2.84%	27,433	1,056	3.85%

Total interest-bearing liabilities	315,440	6,691	2.12%	224,196	5,341	2.38%	153,852	4,819	3.13%

Demand deposits	52,218			27,943			15,166
Other liabilities	815			1,972			798
Stockholders’ equity	39,226			24,345			24,319

Total liabilities and stockholders’ equity	$407,699			$278,456			$194,135

Net interest income and interest rate spread		$12,941	3.33%		$8,145	2.98%		$5,492	2.68%

Net interest margin			3.59%			3.24%			3.09%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.27%			112.28%			115.40%

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

		Year Ended			Year Ended
	December 31, 2004 vs. 2003			December 31, 2003 vs. 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$6,027	$(29)	$5,998	$4,046	$(713)	$3,333
Interest-earning deposits	63	18	81	(30)	(16)	(46)
Investment securities available for sale
Taxable	(77)	61	(16)	373	(481)	(108)
Tax-exempt	32	32	64
FHLB/FRB stock	22	(3)	19	30	(34)	(4)

Total interest income	6,067	79	6,146	4,419	(1,244)	3,175

Interest expense:
Deposits
Savings, NOW and money market	721	275	996	278	(5)	273
Time deposits	329	(454)	(125)	855	(779)	76
Borrowings	585	(106)	479	443	(270)	173

Total interest expense	1,635	(285)	1,350	1,576	(1,054)	522

Net interest income increase (decrease)	$4,432	$364	$4,796	$2,843	$(190)	$2,653

RESULTS OF OPERATIONS
Years Ended December 31, 2004 and 2003

Overview. The Company reported net income of $2.0 million or $.41 per diluted share for the year ended December 31, 2004, as compared with net income of $1.2 million or $.35 per diluted share for 2003, an increase of $810,000 in net income and an increase of $.06 in net income per diluted share. The Company’s primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing some profitability in the near term. During 2004 the Bank opened two new branches in leased facilities, one located on Independence Blvd in Virginia Beach in February and one in Nags Head, North Carolina. The Bank also opened a newly constructed branch in Moyock, North Carolina in December 2004. In October 2004 the Bank purchased three branches in Emporia and Suffolk, Virginia and Elizabeth City, North Carolina from Provident Bank of Maryland. The Bank opened two new branches in leased facilities; one on Cedar Road in Chesapeake, Virginia in January 2003, and another on Shore Drive in Virginia Beach, Virginia in April 2003. The Bank also purchased a second Elizabeth City, North Carolina banking location on Ehringhaus Street in August from National Bank of Commerce/CCB. These new locations increased the number of full service banking branches to sixteen. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2004. In 2004 interest rates obtained at or near forty year historical lows, the Company’s interest rate spread has increased primarily due to the Bank’s growth of low cost core deposits. The expected current trend with interest rates is an increasing rate environment.

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

Net interest income increased to $12.9 million for the year ended December 31, 2004, a $4.8 million or 58.9% increase from the $8.1 million earned during 2003. Total interest income benefited from strong growth in the level of average earning assets during the year. Asset growth combined with higher asset yields caused by the increase in market interest rates during periods reported contributed to this rise in income. Average total interest-earning assets increased $108.7 million, or 43.2%, for 2004 as compared to 2003, while the average yield increased by 9 basis points from 5.36% to 5.45%. Average total interest-bearing liabilities increased by $91.2 million, or 40.7% for 2004 as compared to 2003, while the average cost of interest-bearing liabilities decreased by 26 basis points from 2.38% to 2.12%. This resulted in a 35 basis point improvement in interest rate spread and also resulted in an improvement in interest rate margin. For the year ended December 31, 2004, the net interest rate spread was 3.33% and the net interest margin was 3.59%. For the year ended December 31, 2003, the net interest spread was 2.98% and the net interest margin was 3.24%.

Provision for Loan Losses. The Company recorded a $1.4 million provision for loan losses in 2004, representing an increase of $225,000 from the $1.2 million provision made in 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2004 and 2003 the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $150.2 million in 2004 and by $70.3 million in 2003. At December 31, the allowance for loan losses was $4.2 million for 2004 and $2.8 million for 2003, representing 1.09% and 1.19%, respectively, of loans outstanding.

Non-Interest Income. Non-interest income totaled $5.9 million for the year ended December 31, 2004 as compared with $4.5 million for 2003, an increase of $1.4 million, or 30.6%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage banking and brokerage networking operations. The 2004 increases were broad based and include $602,000 in service charges on deposit accounts, $352,000 in income from insurance operations, $223,000 in income from brokerage operations, $281,000 gain from the sale of the Bank’s membership interest in Sidus financial, LLC, a mortgage company and $119,000 in income from other service fee income. The Bank owns 49% of Gateway First Mortgage, LLC (“Gateway First”) and owned approximately 8% of Sidus Financial, LLC (“Sidus”). During 2004 Sidus and Gateway First were providers of mortgage banking services to the Bank and to other lenders. The increases in income from insurance and brokerage operations resulted from growth in those lines of business. The Company had an increase in income of $256,000 in 2004 from bank owned life insurance that was purchased during 2004 and 2003.

Non-Interest Expenses. Non-interest expenses totaled $14.7 million for the year ended December 31, 2004, an increase of $4.4 million or 43.1% over the $10.2 million reported for 2003. In comparison, total assets averaged $407.7 million for 2004, an increase of 46.4% over average total assets of $278.5 million for the year ended December 31, 2003. Substantially all of the increase in non-interest expenses resulted from the Company’s growth and development, and reflects the additional expenses in the current year associated with the opening of new branches in February, August and December 2004 and the acquisition of three full service bank branches from Provident Bank of Maryland, increasing the number of full service banking locations to sixteen. Ten of the sixteen branches were fully operational throughout 2004, while only eight of ten branches existing at the end of 2003 were operational throughout all of that year. As a result of such expansion, personnel costs increased by $2.3 million, or 41.3%, the costs of occupancy and equipment increased by $1.0 million or 54.7%, and other non-interest expenses increased by $905,000 or 37.4%. The Company’s data processing increased by $209,000 or 52.6%. As a percentage of average total assets, total non-interest expenses were consistent at 3.61% for 2004 and 3.67% for 2003.

Income Taxes. Income tax expense was $710,000 for 2004 and $0 for 2003 as a result of the recognition of deferred tax assets, generated in prior years, that had previously been offset by a valuation allowance. For 2005, the Company expects that the provision for income taxes for the year will be approximately 36% to 38% of total income before income taxes. During the years ended December 31, 2004, the Company utilized all remaining net operating loss carryforwards created during our first three fiscal years.

RESULTS OF OPERATIONS
Years Ended December 31, 2003 and 2002

Overview. We reported net income of $1.2 million or $.35 per diluted share for the year ended

December 31, 2003, as compared with net income of $627,000 or $.19 per diluted share for 2002, an increase of $573,000, or 91.4%, in net income and an increase of $.16, or 84.2%, in net income per diluted share. Our primary focus continues to be on growth and development of our branch network and subsidiary operations, sacrificing some profitability in the near term. During 2003, the bank opened two new branches in leased facilities; one on Cedar Road in Chesapeake, Virginia in January 2003, and another on Shore Drive in Virginia Beach, Virginia in April 2003. The bank also purchased a second Elizabeth City, North Carolina banking location on Ehringhaus Street in August from National Bank of Commerce/CCB. These new locations increased the number of full service banking branches to ten. We generated significantly higher levels of net interest income and noninterest income in 2003 as compared to 2002, which increases were partially offset by increases in non-interest expenses. We incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2003. Although interest rates have remained at or near forty year historical lows, our interest rate spread and net interest margins have increased primarily due to the bank’s growth of low cost core deposits.

Net Interest Income. Net interest income increased to $8.1 million for the year ended December 31, 2003, a $2.7 million or 48.3% increase from the $5.5 million earned during 2002. Total interest income benefited from strong growth in the level of average earning assets during the year. This asset growth offset the lower asset yields caused by the decline in market interest rates during periods reported. Average total interest-earning assets increased $74.2 million, or 41.8%, to $251.7 million for 2003 as compared to $177.5 million for 2002, while the average yield dropped by 45 basis points from 5.81% to 5.36%. Average total interest-bearing liabilities increased by $70.3 million, or 45.7%, to $224.2 million for 2003 as compared to $153.9 million for 2002, while the average cost of interest-bearing liabilities decreased by 75 basis points from 3.13% to 2.38%. This resulted in a 30 basis point improvement in interest rate spread and also resulted in an improvement in the interest rate margin of 15 basis points. For the year ended December 31, 2003, the net interest rate spread was 2.98% and the net interest margin was 3.24%. For the year ended December 31, 2002, the net interest spread was 2.68% and the net interest margin was 3.09%. Contributing to the improvement in our net interest spread and margin was an improved mix of interest earning assets and interest bearing liabilities. In 2003, higher yielding loans equaled 78.6% of interest earning assets as compared to 73.7% in 2002. In 2003, lower cost savings, NOW and money market deposits equaled 24.9% of interest bearing liabilities as compared to 18.3% in 2002. Also contributing to the increase in the net interest margin was a $12.8 million, or 84.2%, increase in non-interest bearing demand deposits to $27.9 million in 2003 from $15.2 million in 2002.

Provision for Loan Losses. We recorded a $1.2 million provision for loan losses in 2003, representing an increase of $720,000 from the $480,000 provision made in 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2003 and 2002 the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $70.3 million in 2003 and by $54.2 million in 2002. At December 31, the allowance for loan losses was $2.8 million for 2003 and $1.7 million for 2002, representing 1.19% and 1.07%, respectively, of loans outstanding.

Non-Interest Income. Non-interest income totaled $4.5 million for the year ended December 31, 2003 as compared with $2.8 million for 2002, an increase of $1.7 million, or 58.7%. Since inception, we have actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage banking and brokerage operations. The 2003 increases include $316,000, or 54.3%, in service charges on deposit accounts, $689,000, or 163.3%, in income from mortgage operations, $216,000, or 17.1%, in income from insurance operations, and $47,000, or 24.4%, in income from brokerage operations. The increase in income from mortgage operations consisted of $226,000 from increased originations of presold mortgages, $251,000 in income distributed on our investment in Sidus Financial, LLC (“Sidus”), and $212,000 representing our equity in the 2003 income of Gateway First Mortgage, LLC (“Gateway First”). The bank owns approximately 8% of Sidus and 49% of Gateway First. Both Sidus and Gateway First are providers of mortgage banking services to the bank and to other lenders. The increases in income from insurance and brokerage operations resulted from growth in those lines of business. We also earned $146,000 in 2003 from bank owned life insurance that was purchased during the year. Other non-interest income increased by $267,000, from $99,000 for 2002 to $366,000 for 2003, reflecting increases of $76,000 and $35,000, respectively, in miscellaneous service fee income and gains on sales of loans, as well as a gain of $119,000 in 2003 from the sale of an undeveloped parcel of land.

Non-Interest Expenses. Non-interest expenses totaled $10.2 million for the year ended December 31, 2003, an increase of $3.0 million or 41.9% over the $7.2 million reported for 2002. In comparison, total assets averaged $278.5 million for 2003, an increase of 43.4% over average total assets of $194.1 million for the year ended December 31, 2002. Substantially all of the increase in non-interest expenses resulted from our growth and development, and reflects the additional expenses in the current year associated with the opening of new branches in January, April and August 2003, increasing the number of full service banking locations to ten. Eight of the ten branches were fully operational throughout 2003, while only five of the seven branches existing at the end of 2002 were operational throughout all of that year. As a result of such expansion, personnel costs increased by $1.6 million, or 40.6% to $5.5 million from $3.9 million, the costs of occupancy and equipment increased by $890,000, or 91.4% to $1.9 million from $974,000, and other non-interest expenses increased by $623,000, or 34.7% to $2.4 million from $1.8 million. Our item processing, which was previously outsourced, was brought in-house in 2003, and as a result data processing expenses decreased by $96,000, or 19.4% to $397,000 from $493,000. As a percentage of average total assets, total non-interest expenses were consistent at 3.67% for 2003 and 3.71% for 2002.

Income Taxes. Income tax expense was zero for both 2003 and 2002 as a result of the recognition of deferred tax assets, generated in prior years, that had previously been offset by a valuation allowance. For 2004, we expect that the provision for income taxes for the year will be approximately 25% to 27% of total income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 2004, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $133.9 million, with $37.6 million outstanding, federal funds lines of credit with three other financial institutions in the aggregate amount of $28.9 million, with $10.9 million outstanding, secured by certain commercial loans.

Total deposits were $406.3 million and $238.5 million at December 31, 2004 and 2003, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits have been built, the Company has relied significantly on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. Consistent with its strategy to develop a higher concentration in lower-costing demand deposits, the Company successfully reduced its reliance on certificate of deposits during 2004. At December 31, 2004, time deposits represented 45.6% of the Company’s total deposits, down sharply from 53.1% of total deposits at December 31, 2003. Certificates of deposit of $100,000 or more also reflected this trend, representing 13.8% and 15.0%, respectively, of the Bank’s total deposits at December 31, 2004 and 2003. At December 31, 2004, the Company had $12.8 million in brokered time deposits, representing 2.7% of total deposits at that date, down from 17.7% of total deposits at December 31, 2003. While the Company will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments, current earnings and, as necessary, additional borrowings, to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, corporate securities and mortgage-backed securities.

At December 31, 2004 and 2003, the Company’s tangible equity to asset ratio was 10.0% and 6.8%, respectively. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The regulatory capital position of both the Company and the Bank was enhanced during 2004 and 2003 through the issuance of $7.0 million and $8.0 million of trust preferred securities that qualify, subject to certain limitations, as Tier 1 capital. The Bank’s Tier I capital ratio at December 31, 2004 and 2003 was 11.9% and 8.4%, respectively.

CAPITAL RATIOS

The Bank is subject to minimum capital requirements. See “SUPERVISION AND REGULATION.” As the following table indicates, at December 31, 2004, the Bank exceeded regulatory capital requirements.

	At December 31, 2004
	Actual	Minimum	Well-Capitalized
	Ratio	Requirement	Requirement
Total risk-based capital ratio	17.40%	8.0%	10.0%
Tier 1 risk-based capital ratio	16.41%	4.0%	6.0%
Leverage ratio	13.89%	4.0%	5.0%

Management expects that the Company will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2004.

	Payments Due by Period
		On Demand
		Or Within			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Federal funds purchased	$10,861	$10,861	$—	$—	$—
FHLB advances	37,600	25,000	12,600	—	—
Junior subordinated debentures	15,465	—	—	—	15,465
Lease obligations	9,623	750	1,250	1,101	6,522
Deposits	406,259	319,549	78,690	8,020	—

Total contractual cash obligations	$479,808	$356,160	$92,540	$9,121	$21,987

     The following table reflects other commitments of the company outstanding as of December 31, 2004.

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Undisbursed home equity credit lines	$18,291	$18,291	$—	$—	$—
Other commitments and credit lines	55,574	55,574	—	—	—
Undisbursed portion of construction loans	49,323	49,323	—	—	—
Standby letters of credit	461	461	—	—	—
Construction	2,650	2,650	—	—	—

Total other commitments	$126,299	$126,299	$—	$—	$—

In the normal course of business, the Company may enter into purchase agreements for goods or services. In management’s opinion, the dollar amount of such agreements at December 31, 2004 is not material and has not been included in the above table.

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

Based on the results of the income simulation model as of December 31, 2004, the Company would expect an increase in net interest income of $1,250,000 if interest rates increase from current rates by 100 basis points and a decrease in net interest income of $1,464,000 if interest rates decrease from current rates by 100 basis points.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004 which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2004
		Over 3	Total
	3 Months	Months to	Within	Over 12
	or Less	12 Months	12 Months	Months	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$273,364	$9,942	$283,306	$98,650	$381,956
Interest-earning deposits	1,245	—	1,245	—	1,245
Investment securities available for sale	513	—	513	92,095	92,608
FHLB/FRB stock	—	—		3,043	3,043

Total interest-earning assets	$275,122	$9,942	$285,064	$193,788	$478,852

Percentage of total interest-earning assets	57.45%	2.08%	59.53%	40.47%	100.00%
Cumulative percentage to total interest- earning assets	57.45%	59.53%	59.53%	100.00%	100.00%

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$168,499	$—	$168,499	$—	$168,499
Time	25,189	73,513	98,702	86,710	185,412
Borrowings	31,326	20,000	51,326	12,600	63,926

Total interest-bearing liabilities	$225,014	$93,513	$318,527	$99,310	$417,837

Percentage of total interest-bearing liabilities	53.85%	22.38%	76.23%	23.77%	100.00%
Cumulative percentage of total interest- bearing liabilities	53.85%	76.23%	76.23%	100.00%	100.00%

Interest sensitivity gap	$50,108	$(83,571)	$(33,463)	$94,478	$61,015

Cumulative interest sensitivity gap	$50,108	$(33,463)	$(33,463)	$61,015	$61,015

Cumulative interest sensitivity gap as a percentage of total interest-earning assets	10.46%	(6.99)%	(6.99)%	12.74%	12.74%

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	122.27%	89.49%	89.49%	114.60%	114.60%

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

Management considers the established allowance adequate to absorb losses that relate to loans outstanding at December 31, 2004, although future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions may be required. For further information on the allowance for loan losses, see “Financial Condition” in Management’s Discussion and Analysis and Note D of the “Notes to Consolidated Financial Statements” included in this Annual Report.

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

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note L to the accompanying consolidated financial statements. As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, except as otherwise disclosed in Note G to the accompanying consolidated financial statements, the Company is not involved in any unconsolidated SPE transactions.

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

	At December 31,
	2004		2003
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$69,075	18.0%	$52,554	22.7%
Real estate – construction	131,431	34.4%	55,970	24.2%
Real estate – commercial mortgage	90,197	23.6%	68,094	29.3%
Real estate – 1-4 family mortgage	51,768	13.5%	32,191	13.9%
Consumer	10,641	2.8%	10,458	4.5%
Home equity lines of credit	29,351	7.7%	12,615	5.4%

Subtotal	382,462	100.0%	231,882	100.0%

Less: Allowance for loan losses	(4,163)		(2,759)
Unamortized net deferred (fees) costs	(506)		(142)

Net loans	$377,793		$228,981

	At December 31,
	2002		2001
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$42,767	26.5%	$61,364	57.2%
Real estate – construction	22,861	14.2%	10,050	9.4%
Real estate – commercial mortgage	48,362	29.9%	15,373	14.3%
Real estate – 1-4 family mortgage	31,957	19.8%	7,074	6.6%
Consumer	7,707	4.7%	7,692	7.2%
Home equity lines of credit	7,834	4.9%	5,659	5.3%

Subtotal	161,488	100.0%	107,212	100.0%

Less: Allowance for loan losses	(1,721)		(1,435)
Unamortized net deferred (fees) costs	—		28

Net loans	$159,767		$105,805

	At December 31,
	2000
		Percent
	Amount	of Total
	(Dollars in thousands)
Commercial	$35,656	47.0%
Real estate – construction	6,421	8.4%
Real estate – commercial mortgage	15,825	20.8%
Real estate – 1-4 family mortgage	7,241	9.5%
Consumer	6,594	8.7%
Home equity lines of credit	4,264	5.6%

Subtotal	76,001	100.0%

Less: Allowance for loan losses	(1,028)
Unamortized net deferred (fees) costs	(79)

Net loans	$74,894

The following table presents, at December 31, 2004, (i) the aggregate maturities or repricings of loans in the named categories of the Company’s loan portfolio and (ii) the aggregate amounts of such loans maturing or repricing after one year by fixed and variable rates:

	Within 1 Year	1-5 Years	After 5 Years	Total
		(Dollars in thousands)
Commercial	$41,684	$25,595	$1,796	$69,075
Real estate – construction	76,578	43,888	10,965	131,431

Total	$118,262	$69,483	$12,761	$200,506

Fixed rate loans				$82,244
Variable rate loans				—

				$82,244

Commercial Loans. Commercial business lending is a primary focus of the Company’s lending activities. At December 31, 2004, the Company’s commercial loan portfolio equaled $66.4 million or 17.4% of total loans, as compared with $52.6 million or 22.7% of total loans at December 31, 2003. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Company also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Company requires personal guarantees and secondary sources of repayment.

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

At December 31, 2004, the Company’s residential one to four family loans amounted to $51.8 million or 13.6% of total loans as compared with $32.2 million or 13.9% of total loans at December 31, 2003. The Company’s residential mortgage loans are secured by properties located within the Company’s market area. Most of the one to four family residential mortgage loans that the Company makes are originated for the account of third parties. Such loans are closed by the third party and therefore are not shown in the Company’s financial statements. The Company receives a fee for each such loan originated, with such fees aggregating $872,000 for the year ended December 31,

2004 and $647,000 for the year ended December 31, 2003. The Company anticipates that it will continue to be an active originator of residential loans for the account of third parties.

The Company has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans equaled $90.2 or 23.6% of total loans at December 31, 2004 and $68.0 million or 29.3% of total loans at December 31, 2003. This lending has involved loans secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Company requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

The Company originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. Real estate construction loans amounted to $131.4 million or 34.3% of total loans at December 31, 2004 and $56.0 million or 24.2% of total loans at December 31, 2003. The Company generally receives a pre-arranged permanent financing commitment from an outside entity prior to financing the construction of pre-sold homes. The Company lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Company also makes commercial real estate construction loans, generally for owner-occupied properties. The Company further endeavors to limit its construction lending risk through adherence to established underwriting procedures. Also, the Company generally requires documentation of all draw requests and utilizes loan officers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Company requires personal guarantees and secondary sources of repayment on construction loans.

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

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans	$490	$1,210	$1,328	$—	$—
Restructured loans	—	—	—	—	—

Total nonperforming loans	490	1,210	1,328	—	—

Real estate owned	—	—	230	230	—

Total nonperforming assets	$490	$1,210	$1,558	$230	$—

Accruing loans past due 90 days or more	$—	$—	$—	$—	$4
Potential problem loans	—	—	—	—	—
Allowance for loan losses	4,163	2,759	1,721	1,435	1,028
Nonperforming loans to period end loans	0.13%	0.52%	0.82%	—	—
Allowance for loan losses to period end loans	1.09%	1.19%	1.07%	1.34%	1.35%
Allowance for loan losses to nonperforming loans	849.59%	228.02%	129.59%	—	—
Nonperforming assets to total assets	0.09%	0.38%	0.67%	0.14%	—

Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At December 31, 2004, we had $490,000 of nonaccrual loans. During the third quarter of 2004 we collected our largest nonaccrual loan in the amount of $861,000. This loan was cross collateralized and was secured by real estate. The borrower, as a result of cash flow problems, had filed for protection under Chapter 11 of the bankruptcy code, during which time the Company was not receiving regular interest payments. Accordingly, Management placed this loan in nonaccrual status. The Company did not incur any loss on this loan.

Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2004 the Company had no real estate owned.

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

Growth in loans outstanding has, throughout our history, been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among our major loan categories. Between December 31, 1999 and December 31, 2004, the range of each major category of loans as a percentage of total loans outstanding is as follows: residential mortgage loans – 6.6% to 19.8%; commercial mortgage loans – 14.3% to 29.9%; construction loans — 8.4% to 34.4%; commercial and industrial loans –18.0% to 57.2%; loans to individuals – 2.8% to 8.7%; and home equity lines of credit – 4.9% to

7.7%. For all fiscal years through 2004, our net loan charge-offs in each year were no more than         .15% of average loans outstanding. Because of this sustained trend of low loss experience, and based upon our assessment of probable loss, we have set our allowance for loan losses at December 31, 2004 at $4.2 million, representing 1.09% of total loans outstanding.

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

	At December 31,
	2004		2003
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial	$667	18.0%	$683	22.7%
Real estate – construction	1,577	34.4%	672	24.2%
Real estate – mortgage	1,477	37.1%	1,102	43.2%
Consumer	128	2.8%	125	4.5%
Home equity lines of credit	294	7.7%	139	5.4%
Unallocated	20	—	38	—

Total	$4,163	100.0%	$2,759	100.0%

	At December 31,
	2002		2001
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial	$482	26.5%	$900	57.2%
Real estate – construction	229	14.2%	120	9.4%
Real estate – mortgage	803	49.7%	150	20.9%
Consumer	77	4.7%	90	7.2%
Home equity lines of credit	78	4.9%	50	5.3%
Unallocated	52	—	125	—

Total	$1,721	100.0%	$1,435	100.0%

	At December 31,
	2000
		% of Total
	Amount	Loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial	$581	47.0%
Real estate – construction	90	8.4%
Real estate – mortgage	230	30.3%
Consumer	79	8.7%
Home equity lines of credit	47	5.6%
Unallocated	1	—

Total	$1,028	100.0%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth for the periods indicated information regarding changes in the Company’s allowance for loan losses:

	At or for the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of period	$2,759	$1,721	$1,435	$1,028	$462

Charge-offs:
Commercial	—	(195)	(146)	(20)	—
Real estate	—	—	(18)	—	—
Consumer	(174)	(20)	(30)	(17)	(7)
Home equity lines of credit	—	—	—	—	—

Total charge-offs	(174)	(215)	(194)	(37)	(7)

Recoveries:
Commercial	125	1	—	—	—
Real estate	—	—	—	4	—
Consumer	28	—	—	—	—
Home equity lines of credit	—	—	—	—	—

Total recoveries	153	1	—	4	—

Net charge-offs	(21)	(214)	(194)	(33)	(7)

Allowance for loan losses on loans purchased	—	52	—	—	91

Provision for loan losses charged to operations	1,425	1,200	480	440	482

Balance at end of period	$4,163	$2,759	$1,721	$1,435	$1,028

Ratio of net loan charge-offs to average loans outstanding	0.01%	0.11%	0.15%	0.04%	0.01%

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
December 31, 2004
U.S. government agencies	$43,709	$6	$471	$43,244
Corporate debt securities	2,613	49	1	2,661
Mortgage-backed securities	40,408	146	86	40,468
Municipal securities	6,239	17	21	6,235

	$92,969	$218	$579	$92,608

December 31, 2003
U.S. government agencies	$24,678	$147	$50	$24,775
Corporate debt securities	2,083	75	—	2,158
Mortgage-backed securities	16,725	160	45	16,840

	$43,486	$382	$95	$43,773

December 31, 2002
U.S. government agencies	$24,020	$293	$—	$24,313
Corporate debt securities	1,397	41	—	1,438
Mortgage-backed securities	18,496	355	1	18,850

	$43,913	$689	$1	$44,601

The following table summarizes the amortized costs, fair values and weighted average yields, based on amortized cost, of securities available-for-sale at December 31, 2004, by contractual maturity groups:

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies:
Due after one but within five years	$38,181	$37,767	3.27%
Due after five but within ten years	5,528	5,477	3.88%

	43,709	43,244	3.35%

Corporate debt/equity securities:
Due within one year	513	513	0.00%
Due after one but within five years	1,563	1,612	5.14%
Due after five but within ten years	537	536	6.01%

	2,613	2,661	4.23%

Mortgage-backed securities:
Due after one but within five years	1,050	1,060	4.29%
Due after five but within ten years	318	327	4.60%
Due after ten years	39,040	39,081	4.50%

	40,408	40,468	4.50%

Municipal securities:
Due after one but within five years	1,065	1,065	3.47%
Due after five but within ten years	2,260	2,256	3.94%
Due after ten years	2,914	2,914	5.17%

	6,239	6,235	4.43%

Total securities available for sale:
Due within one year	513	513	0.00%
Due after one but within five years	41,859	41,504	3.38%
Due after five but within ten years	8,643	8,596	4.06%
Due after ten years	41,954	41,995	4.55%

	$92,969	$92,608	3.95%

The Company does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2004 there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company’s shareholders’ equity.

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

	At December 31,
	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing NOW, money market and savings accounts	$118,242	1.31%	$55,852	1.00%	$28,131	1.01%

Time deposits	137,440	2.50%	125,100	2.84%	98,288	3.54%

Total interest-bearing deposits	255,681	1.95%	180,952	2.27%	126,419	2.98%

Demand and other non-interest-bearing deposits	52,218		27,943		15,166

Total average deposits	$307,900	1.62%	$208,895	1.97%	$141,585	2.66%

The following table sets forth at the dates indicated the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2004:

At December 31, 2004
(Dollars in thousands)
Remaining maturity:
Less than three months	$6,675
Over three months through six months	6,110
Over six months through one year	15,137
Over one year through three years	26,969
Over three years through five years	1,218

Total	$56,109

Borrowings

As additional sources of funding, the Company uses advances from the Federal Home Loan Bank of Atlanta under a line of credit equal to 25% of the Bank’s total assets ($133.9 million at December 31, 2004). Outstanding advances at December 31, 2004 were as follows:

	Interest
Maturity	Rate	2004	2003
January 2, 2004	1.15%	$—	$13,000,000
May 25, 2004	1.46%	—	5,000,000
February 4, 2005	2.14%	5,000,000	5,000,000
July 21, 2005	2.44%	20,000,000	—
February 27, 2006	5.45%	600,000	1,000,000
March 17, 2010	5.71%	1,500,000	1,500,000
November 10, 2010	5.43%	5,000,000	5,000,000
January 24, 2012	3.88%	5,500,000	5,500

		$37,600,000	$36,000,000

Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2004, advances are secured by investment securities available for sale with a fair value of $19.2 million and by loans with a carrying amount of $88.2 million.

In addition, the Company may purchase federal funds through three unsecured federal funds lines of credit aggregating $28.9 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate (2.45% at December 31, 2004). The Company had $10.9 million and $6.0 million outstanding on these lines of credit as of December 31, 2004 and 2003, respectively. The maximum amounts outstanding under these lines of credit at any month-end during 2004 and 2003 were $10.9 million and $12.2 million, respectively. The average amounts outstanding under these lines of credit were $4.7 million for 2004 and $4.1 million for 2003.

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

In June of 2004, $7.0 million of trust preferred securities were placed through Gateway Capital Statutory Trust II (the “Trust”). The Trust issuer has invested the total proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to the 3 month LIBOR plus 2.65%. The dividends paid to holders of the trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on or after June 17, 2009, in whole or in part. Redemption is mandatory at June 17, 2034. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. Based on current Federal Reserve Board guidelines, $15.0 million in Trust Preferred Securities qualifies as Tier 1 capital and if any excess remained it would qualify as Tier 2 supplementary capital.

On December 31, 2004, the Company applied the provisions of FIN 46R to two wholly-owned subsidiary trusts that issued trust preferred securities to third party investors. The application of FIN 46R resulted in the deconsolidation of the wholly-owned trusts. The assets and liabilities of the subsidiary trusts that were deconsolidated totaled $15.5 million and $15.0 million, respectively.

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

ITEM 7 – FINANCIAL STATEMENTS

GATEWAY FINANCIAL HOLDINGS, INC. & SUBSIDIARY
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Gateway Financial Holdings, Inc.
Elizabeth City, North Carolina

We have audited the accompanying consolidated balance sheets of Gateway Financial Holdings, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Financial Holdings, Inc. and subsidiary at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Sanford, North Carolina
February 11, 2005

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
	(In thousands, except share data)
ASSETS

Cash and due from banks	$9,028	$7,676
Interest-earning deposits in other banks	1,245	5,152
Investment in securities available for sale, at fair value (Note C)	92,608	43,773

Loans (Note D)	381,956	231,740
Allowance for loan losses (Note D)	(4,163)	(2,759)

NET LOANS	377,793	228,981

Accrued interest receivable	2,697	1,301
Stock in Federal Reserve Bank, at cost	722	722
Stock in Federal Home Loan Bank of Atlanta, at cost	2,321	2,050
Premises and equipment, net (Note E)	18,895	11,967
Core deposit intangibles, net (Note R)	3,169	607
Goodwill (Notes O and R)	7,473	2,975
Bank-owned life insurance	16,507	7,106
Other assets	3,270	2,516

TOTAL ASSETS	$535,728	$314,826

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand	$52,348	$37,454
Savings	10,860	4,428
Money market and NOW	157,639	70,010
Time (Note F)	185,412	126,560

TOTAL DEPOSITS	406,259	238,452

Borrowings (Note G)	63,926	50,000
Accrued expenses and other liabilities	1,225	1,403

TOTAL LIABILITIES	471,410	289,855

Commitments (Notes D and L)

Stockholders’ Equity (Notes I, K and N)
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 10,000,000 shares authorized, 6,659,073 and 3,167,542 shares issued and outstanding at December 31, 2004 and 2003, respectively	62,631	24,896
Retained earnings (deficit)	1,908	(102)
Accumulated other comprehensive income (loss)	(221)	177

TOTAL STOCKHOLDERS’ EQUITY	64,318	24,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$535,728	$314,826

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Amounts in thousands, except
	share and per share data)
INTEREST INCOME
Interest and fees on loans	$17,509	$11,511	$8,178
Investment securities available for sale
Taxable	1,835	1,851	1,959
Tax-exempt	64	—	—
Interest-earning bank deposits	102	21	67
Other interest and dividends	122	103	107

TOTAL INTEREST INCOME	19,632	13,486	10,311

INTEREST EXPENSE
Money market, NOW and savings deposits	1,553	557	285
Time deposits (Note F)	3,430	3,555	3,479
Borrowings	1,708	1,229	1,055

TOTAL INTEREST EXPENSE	6,691	5,341	4,819

NET INTEREST INCOME	12,941	8,145	5,492

PROVISION FOR LOAN LOSSES (Note D)	1,425	1,200	480

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,516	6,945	5,012

NON-INTEREST INCOME
Service charges on deposit accounts	1,500	898	582
Mortgage operations	872	1,111	422
Insurance operations	1,832	1,480	1,264
Brokerage operations	463	240	193
Gain on sale of securities	159	244	266
Gain on sale of membership interest in mortgage company	281	—	—
Income from bank-owned life insurance	401	146	—
Other	349	366	99

TOTAL NON-INTEREST INCOME	5,857	4,485	2,826

NON-INTEREST EXPENSE
Personnel costs	7,838	5,549	3,947
Occupancy and equipment	2,884	1,864	974
Data processing fees	606	397	493
Other (Note J)	3,325	2,420	1,797

TOTAL NON-INTEREST EXPENSE	14,653	10,230	7,211

INCOME BEFORE INCOME TAXES	2,720	1,200	627

INCOME TAXES (Note H)	710	—	—

NET INCOME	$2,010	$1,200	$627

NET INCOME PER COMMON SHARE
Basic	$.45	$.36	$.19

Diluted	$.41	$.35	.19

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Amounts in thousands)
Net income	$2,010	$1,200	$627

Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	(489)	(157)	756
Tax effect	188	38	(227)
Reclassification of gains recognized in net income	(159)	(244)	(266)
Tax effect	62	58	80

Total other comprehensive income (loss)	(398)	(305)	343

Comprehensive income	$1,612	$895	$970

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

				Accumulated
			Retained	Other
	Common Stock		Earnings	Comprehensive	Total
	Shares	Amount	(Deficit)	Income (loss)	Equity
	(Amounts in thousands, except share data)
Balance at December 31, 2001	2,732,765	$24,788	$(1,929)	$139	$22,998

Net income	—	—	627	—	627

Other comprehensive income	—	—	—	343	343

Shares issued in 11-for-10 stock split effected as a 10% stock dividend	273,242	—	—	—	—

Balance at December 31, 2002	3,006,007	24,788	(1,302)	482	23,968

Net income	—	—	1,200	—	1,200

Other comprehensive loss	—	—	—	(305)	(305)

Shares issued in exercise of common stock warrants	11,662	112	—	—	112

Shares issued in 21-for-20 stock split effected as a 5% stock dividend	149,873	—	—	—	—

Cash paid for fractional shares	—	(4)	—	—	(4)

Balance at December 31, 2003	3,167,542	24,896	(102)	177	24,971

Net income	—	—	2,010	—	2,010

Other comprehensive loss	—	—	—	(398)	(398)

Shares issued in exercise of common stock warrants	1,320,817	12,111	—	—	12,111

Shares issued in subsidiary acquisition	38,013	503	—	—	503

Shares issued from options exercise	39,517	311	—	—	311

Issuance of common stock	1,932,000	24,915	—	—	24,915

Shares issued in 21-for-20 stock split effected as a 5% stock dividend	161,184	—	—	—	—

Cash dividends ($.02 per share)	—	(95)	—	—	(95)

Cash paid for fractional shares	—	(10)	—	—	(10)

Balance at December 31, 2004	6,659,073	$62,631	$1,908	$(221)	$64,318

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,010	$1,200	$627
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	130	59	49
Depreciation and amortization	1,310	1,286	555
Deferred income taxes	(308)	(368)	—
Realized gain on available-for-sale securities	(159)	(244)	(267)
Earnings on bank-owned life insurance	(401)	(146)	—
Realized gain on sale of loans	—	(98)	(63)
Realized loss on sale of foreclosed real estate	—	27	37
Realized (gain) loss on sale of bank premises and equipment	14	(118)	—
Provision for loan losses	1,425	1,200	480
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,396)	(117)	(401)
(Increase) decrease in other assets	92	(1,171)	(235)
Increase in accrued expenses and other liabilities	(252)	300	58

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,465	1,810	840

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(87,212)	(31,925)	(45,289)
Maturities, sales and calls of available-for-sale securities	37,620	32,089	32,472
Proceeds from sale of loans	—	1,973	1,552
Net increase in loans from originations and repayments	(149,605)	(68,809)	(56,161)
Proceeds from sale of foreclosed real estate	—	203	193
Proceeds from sale of bank premises and equipment	209	330	—
Purchase of premises and equipment	(6,033)	(1,971)	(5,029)
Purchase of Federal Reserve Bank stock	—	(255)	—
Purchase of Federal Home Loan Bank stock	(271)	(380)	(755)
Purchase of bank owned life insurance	(9,000)	(6,960)	—
Net cash (paid) received in branch and subsidiary acquisitions	117,361	11,260	—

NET CASH USED BY INVESTING ACTIVITIES	(96,931)	(64,445)	(73,017)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	41,001	47,248	58,945
Net increase in FHLB advances	1,600	7,600	10,100
Net increase in federal funds purchased	4,861	2,999	1
Proceeds from issuance of junior subordinated debentures	7,217	8,000	—
Proceeds from exercise of stock options	311	—	—
Proceeds from issuance of common stock	24,915	—	—
Proceeds from the conversion of common stock warrants	12,111	112	—
Cash paid dividends	(95)	—	—
Cash paid for fractional shares	(10)	(4)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	91,911	65,955	69,046

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,555)	3,320	(3,131)

CASH AND CASH EQUIVALENTS, BEGINNING	12,828	9,508	12,639

CASH AND CASH EQUIVALENTS, ENDING	$10,273	$12,828	$9,508

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,788	$5,290	$4,772

Income taxes paid	$1,220	$162	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Unrealized holding gains (losses) on available-for-sale securities, net	$(398)	$(305)	$343

Transfer from loans to real estate acquired in settlement of loans	$—	$—	$230

Deconsolidation of grantor trust	248	$—	$—

     Noncash assets acquired and liabilities assumed in a business combination are presented in Note O.

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE A - ORGANIZATION AND OPERATIONS

Gateway Bank & Trust Co. (the “Bank”) was incorporated November 24, 1998 and began banking operations on December 1, 1998. Effective October 1, 2001, the Bank became a wholly-owned subsidiary of Gateway Financial Holdings, Inc. (the “Company”), a financial holding company whose principal business activity consists of the ownership of the Bank, Gateway Capital Statutory Trust I, and Gateway Capital Statutory Trust II.

The Bank is engaged in general commercial and retail banking in Northeastern North Carolina and in the Tidewater area of Southeastern Virginia, operating under state banking laws and the rules and regulations of the Federal Reserve System and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.

The Bank has two wholly-owned subsidiaries, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency with offices in Edenton, Hertford, Elizabeth City, Moyock, Plymouth and Kitty Hawk, North Carolina.

The Company formed Gateway Capital Statutory Trust I in 2003 and Gateway Capital Statutory Trust II in 2004, both of which are wholly owned by the Company, to facilitate the issuance of trust preferred securities totaling $8.0 million and $7.0 million, respectively. Adoption of FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities resulted in the deconsolidation of these trust preferred subsidiaries. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts were included in long-term debt and the Company’s equity interest in the trusts was included in other assets. The deconsolidation of the trusts did not materially impact net income.

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Board of Governors of the Federal Reserve issued the final rule that would retain the inclusion of trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the new rule, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in tier 2 capital, subject to restrictions. The Company believes that the Bank would remain “well capitalized” under the new Federal Reserve Board guidelines.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Gateway Financial Holdings, Inc. and Gateway Bank & Trust Co. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Federal Home Loan Bank and Federal Reserve Bank Stock

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank (“FRB”). These investments are carried at cost. Due to the redemption provisions of these entities, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2004.

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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Operations

The Bank originates single family, residential first mortgage loans on a presold basis. Such loans are closed by a third party and therefore are not shown in the Company’s consolidated financial statements. The Bank recognizes certain origination and service release fees upon the sale, which are included in non-interest income on the statements of operations under the caption “Mortgage operations.” Also included under this caption is income derived from equity investments in certain mortgage companies.

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

	2004	2003	2002
	(Amounts in thousands,
	except per share data)
Net income:
As reported	$2,010	$1,200	$627
Deduct:Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,429	203	210

Pro forma	$581	$997	$417

Basic net income per share:
As reported	$.45	$.36	$.19
Pro forma	.13	.30	.13

Diluted net income per share:
As reported	$.41	$.35	$.19
Pro forma	.12	.29	.13

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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Per Share Results (Continued)

The basic and diluted weighted average shares outstanding are as follows:

	2004	2003	2002
Weighted average outstanding shares used for basic EPS	4,478,760	3,316,768	3,314,122

Plus incremental shares from assumed exercise of:
Stock options	225,134	92,674	7,327
Warrants	178,809	48,486	—

Weighted average outstanding shares used for diluted EPS	4,882,703	3,457,928	3,321,449

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

There were no adjustments required to be made to net income in the computation of diluted earnings per share. For the years ended December 31, 2004, 2003 and 2002, there were options of 464,000, 2,625, and 551,183, respectively, that were antidilutive since the exercise price exceeded the average market price of the Company’s common stock for the year. In addition, for the year ended December 31, 2002 there were warrants to purchase 1.3 million shares of common stock that were antidilutive since the exercise price exceeded the average market price of the Company’s common stock for the year. These options and warrants have been omitted from the calculation of diluted earnings per share for those years.

Recent Accounting Pronouncements

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. For the Company, the provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2004, 2003, and 2002 would have decreased by approximately $1.4 million, $203,000, and $210,000, respectively. Accordingly, the adoption of SFAS No. 123(R) is expected to have a material effect on our consolidated financial statements.

Reclassifications

Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

NOTE C - INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification:

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)
Securities available-for-sale:
U. S. government securities and obligations of U.S. government agencies	$43,709	$6	$471	$43,244
Corporate debt/equity securities	2,613	49	1	2,661
Mortgage-backed securities	40,408	146	86	40,468

Municipal securities	6,239	17	21	6,235

	$92,969	$218	$579	$92,608

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE C — INVESTMENT SECURITIES (Continued)

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)
Securities available-for-sale:
U. S. government securities and obligations of U.S. government agencies	$24,678	$147	$50	$24,775
Corporate debt securities	2,083	75	—	2,158
Mortgage-backed securities	16,725	160	45	16,840

	$43,486	$382	$95	$43,773

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003. The current year unrealized losses on investment securities are a result of volatility in the market during 2004 and relate to seventeen U.S. government securities and obligations of U.S. government agencies, one corporate debt security, nine municipal securities and five mortgage-backed securities. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

	2004
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$42,729	$471	$—	$—	$42,729	$471
Corporate	536	1	—	—	536	1
Mortgage-backed securities	18,254	83	359	3	18,613	86
Municipal securities	2,494	21	—	—	2,494	21

Total temporarily impaired securities	$64,013	$576	$359	$3	$64,372	$579

	2003
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$10,976	$50	$—	$—	$10,976	$50
Mortgage-backed securities	1,802	38	674	7	2,476	45

Total temporarily impaired securities	$12,778	$88	$674	$7	$13,452	$95

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE C - INVESTMENT SECURITIES (Continued)

Proceeds from maturities, sales and calls of investment securities during the years ended December 31, 2004, 2003 and 2002 were $33.2 million, $32.1 million and $32.5 million, respectively. From those transactions, the Company realized gross gains of $171,000, $246,000 and $266,000 and gross losses of $12,000, $2,000 and $0 in 2004, 2003 and 2002, respectively.

The amortized cost and fair values of securities available-for-sale at December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$513	$513
Due after one year through five years	41,859	41,504
Due after five years through ten years	8,643	8,596
Due after ten years	41,954	41,995

	$92,969	$92,608

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

Securities with an amortized cost of $37.7 million and a fair value of $37.6 million were pledged to secure FHLB advances and public monies on deposit as required by law at December 31, 2004.

NOTE D - LOANS

A summary of the balances of loans follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Commercial	$69,075	$52,554
Real estate – construction	131,431	55,970
Real estate – commercial mortgage	90,197	68,094
Real estate – 1-4 family mortgage	51,768	32,191
Consumer	10,641	10,458
Home equity lines of credit	29,351	12,615

Subtotal	382,462	231,882

Less: Allowance for loan losses	(4,163)	(2,759)

Unamortized net deferred fees	(506)	(142)

Net loans	$377,793	$228,981

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE D - LOANS (Continued)

Loans are primarily made in Northeastern North Carolina and the Tidewater area of Southeastern Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans and loans to individuals can be affected by the local economic conditions. Impaired loans at December 31, 2004 and 2003 consisted of loans of approximately $490,000 and $1,210,000, respectively, that were more than 90 days delinquent and on which the accrual of interest had ceased. The average recorded investment in impaired loans was approximately $840,000, $1,295,000 and $1,021,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest income that would have been recorded on impaired loans totaled $138,000, $40,000 and $100,000 for the years ended December 31, 2004, 2003 and 2002. The allowance for loan losses allocated to these impaired loans was $74,000 and $194,000, respectively.

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

A summary of related party loan transactions is as follows (in thousands):

2004
Balance at beginning of year	$17,497
Additions	5,030
Loans of newly elected directors	1,931
Loan repayments	(10,041)

Balance at end of year	$14,417

At December 31, 2004, commitments to extend credit to directors, executive officers and their related interests consisted of unused lines of credit totaling $5.3 million.

An analysis of the allowance for loan losses follows:

	2004	2003	2002
	(Amounts in thousands)
Balance at beginning of year	$2,759	$1,721	$1,435

Provision charged to operations	1,425	1,200	480

Allowance for loan losses on loans purchased	—	52	—

Charge-offs	(174)	(215)	(194)
Recoveries	153	1	—

Net charge-offs	(21)	(214)	(194)

Balance at end of year	$4,163	$2,759	$1,721

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE E - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2004 and 2003:

	2004	2003
	(Amounts in thousands)
Land	$2,443	$1,921
Furniture and equipment	5,172	3,783
Vehicles	412	301
Buildings and improvements	11,350	7,505
Construction in progress	2,010	63
Accumulated depreciation	(2,492)	(1,606)

Total	$18,895	$11,967

Depreciation and amortization amounting to $970,000, $779,000 and $357,000 for the years ended December 31, 2004, 2003 and 2002, respectively, is included in occupancy and equipment expense.

The Company leases, under separate agreements, land on which the permanent headquarters and adjacent parking lot are located. The Company also leases land on which its Chesapeake, Virginia branch is located, as well as, its operations facility and branch facilities in Cape Charles, Williamsburg and Virginia Beach, Virginia and Edenton, Elizabeth City and Nags Head, North Carolina. These leases expire at various dates through January 31, 2034. Future rentals under these leases are as follows (in thousands):

2005	$750
2006	687
2007	563
2008	550
2009	551
Thereafter	6,522

$9,623

Rental expense amounted to $655,000, $423,000 and $256,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

Certain leases contain options to extend for up to three consecutive five-year terms. The Company has an option to purchase the land on which its permanent headquarters are affixed at the end of the twenty-year lease term for a cost of $300,000.

NOTE F - DEPOSITS

The weighted average cost of time deposits was 2.69%, 2.47% and 3.17% at December 31, 2004, 2003 and 2002, respectively.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE F - DEPOSITS (Continued)

Time deposits in denominations of $100,000 or more were $56.6 million and $35.8 million at December 31, 2004 and 2003, respectively. Interest expense on such deposits aggregated $3.4 million in 2004 and $2.2 million in 2003. At December 31, 2004, the scheduled maturities of time deposits are as follows (in thousands):

	$100,000	Under
	and Over	$100,000	Total
2005	$27,922	$70,780	$98,702
2006	18,393	35,095	53,488
2007	8,576	16,626	25,202
2008	1,218	4,918	6,136
2009	—	1,884	1,884

Total	$56,109	$129,303	$185,412

NOTE G - BORROWINGS

A summary of the balances of borrowings follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Federal fund purchased	$10,861	$6,000
Federal Home Loan Bank	37,600	36,000
Trust preferred securities	—	8,000
Junior Subordinated Debentures	15,465	—

Total borrowings	$63,926	$50,000

Advances from the Federal Home Loan Bank of Atlanta consisted of the following at December 31, 2004 and 2003:

	Interest
Maturity	Rate	2004	2003
January 2, 2004	1.15%	$—	$13,000,000
May 25, 2004	1.46%	—	5,000,000
February 4, 2005	2.14%	5,000,000	5,000,000
July 21, 2005	2.44%	20,000,000	—
February 27, 2006	5.45%	600,000	1,000,000
March 17, 2010	5.71%	1,500,000	1,500,000
November 10, 2010	5.43%	5,000,000	5,000,000
January 24, 2012	3.88%	5,500,000	5,500,000

		$37,600,000	$36,000,000

Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2004 advances are secured by investment securities available for sale with a fair value of $19.2 million and by loans with a carrying amount of $49.8 million, which approximates market value. The Company has a maximum borrowing availability from FHLB equal to 25% of total assets.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE G - BORROWINGS (Continued)

The Company may purchase federal funds through three unsecured federal funds lines of credit aggregating $28.9 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate (2.45% at December 31, 2004). The Company had $10.9 million and $6.0 million outstanding on these lines of credit as of December 31, 2004 and 2003, respectively. The maximum amounts outstanding under these lines of credit at any month-end during 2004, 2003 and 2002 were $10.9 million, $12.2 million and $4.2 million, respectively. The average amounts outstanding under these lines of credit were $4.7 million for 2004 and $4.1 million for 2003.

In August of 2003, $8.0 million of trust preferred securities were placed through Gateway Capital Statutory Trust I (the “Trust”). The Trust issuer has invested the total proceeds from the sale of the Trust Preferred in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 3.10%. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on or after September 17, 2008, in whole or in part. Redemption is mandatory at September 17, 2033. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

In June of 2004, $7.0 million of trust preferred securities were placed through Gateway Capital Statutory Trust II (the “Trust”). The Trust issuer has invested the total proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to the 3 month LIBOR plus 2.65%. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on or after June 17, 2009, in whole or in part. Redemption is mandatory at June 17, 2034. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Board of Governors of the Federal Reserve issued a final rule stating that trust preferred securities will continue to be included in Tier 1 capital, subject to stricter quantitative and qualitative standards. For Bank Holding Companies, trust preferred securities will continue to be included in Tier 1 capital up to 25% of core capital elements (including trust preferred securities) net of goodwill less any associate deferred tax liability.

On December 31, 2004, the Company applied the provisions of FIN 46R to two wholly-owned subsidiary trusts that issued trust preferred securities to third party investors. The application of FIN 46R resulted in the deconsolidation of the wholly-owned trusts. The assets and liabilities of the subsidiary trusts that were deconsolidated totaled $15.5 million and $15.0 million, respectively.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE H - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
	(In thousands)
Current tax provision:
Federal	$837	$341	$—
State	181	79	—

	1,018	420	—

Deferred tax provision:
Federal	(65)	(43)	192
State	(16)	(9)	41

	(81)	(52)	233

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	937	368	233

Decrease in valuation allowance	(227)	(368)	(233)

Net provision for income taxes	$710	$—	$—

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2004	2003	2002
	(In thousands)
Tax computed at the statutory federal rate	$925	$408	$213

Increase (decrease) resulting from:
State income taxes, net of federal benefit	109	46	20
Adjustment to deferred tax asset valuation allowance	(227)	(368)	(233)
Non-taxable interest income	(17)	—	—
Non-taxable income from bank owned life insurance	(137)	(50)	—
Other permanent differences	57	(36)	—

Provision for income taxes	$710	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2004 and 2003 are as follows:

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE H - INCOME TAXES (CONTINUED)

	2004	2003
	(In thousands)
Deferred tax assets relating to:
Allowance for loan losses	$1,512	$963
Net operating loss carryforwards	—	33
Equity investment basis difference	122	125
Unrealized gains on securities available for sale	139	—
Other	22	33

Total deferred tax assets	1,795	1,154

Less valuation allowance	—	(227)

Net deferred tax assets	1,795	927

Deferred tax liabilities relating to:
Depreciation	(488)	(276)
Deferred loan costs	(240)	(173)
Amortization of intangible assets	(125)	(58)
Prepaid expenses	(75)	—
Unrealized losses on securities available for sale	—	(110)

Total deferred tax liabilities	(928)	(617)

Net recorded deferred tax assets	$867	$310

It is management’s opinion that realization of the net deferred tax asset is more than not based on the Company’s history of taxable income and estimates of future taxable income.

NOTE I - COMMON STOCK WARRANTS

In connection with the sale of common stock in a secondary stock offering in 2002, the Company issued 1,110,973 warrants for the purchase of the Company’s common stock. Each warrant enables the holder to purchase 1.213 shares of common stock at $9.15 per share at any time until June 30, 2004. During the year ended December 31, 2003, 10,098 warrants were exercised for 11,662 shares of common stock generating proceeds totaling approximately $112,000. During the year ended December 31, 2004, 1,088,885 warrants were exercised for 1,320,817 shares of common stock generating proceeds totaling approximately $12,111,000. No warrants remain outstanding at December 31, 2004.

NOTE J - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(Dollars in thousands)
Professional services	$643	$433	$409
Postage, printing and office supplies	847	666	451
Advertising and promotion	478	213	138
Amortization of intangibles	130	59	49
Other	1,227	1,049	749

Total	$3,325	$2,420	$1,796

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

     NOTE K — REGULATORY MATTERS

     The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2004, that the Company meets all capital adequacy requirements to which it is subject. At December 31, 2004, the Company’s total risk-based capital, Tier I risk-based capital, and leverage ratios were 17.40%, 16.41% and 13.89%, respectively.

     As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table below:

					Minimum to be Well
					Capitalized under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)	$63,295	15.14%	$33,443	8.00%	$41,803	10.00%
Tier I Capital (to Risk-Weighted Assets)	59,132	14.15%	16,722	4.00%	25,082	6.00%
Tier I Capital (to Average Assets)	59,132	11.94%	19,806	4.00%	24,757	5.00%
As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)	$28,934	11.53%	$20,078	8.00%	$25,098	10.00%
Tier I Capital (to Risk-Weighted Assets)	26,175	10.43%	10,039	4.00%	15,059	6.00%
Tier I Capital (to Average Assets)	26,175	8.38%	12,501	4.00%	15,626	5.00%

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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

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

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2004 is as follows (in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$55,574
Undisbursed lines of credit	67,614
Standby letters of credit	461

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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2004 and 2003:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$9,028	$9,028	$7,676	$7,676
Interest-earning deposits with banks	1,245	1,245	5,152	5,152
Investment securities	92,608	92,608	43,773	43,773
Accrued interest receivable	2,697	2,697	1,301	1,301
Federal Reserve Bank stock	722	722	722	722
Federal Home Loan Bank stock	2,321	2,321	2,050	2,050
Loans	377,793	381,303	228,981	227,810
Bank owned life insurance	16,507	16,507	7,106	7,106
Financial liabilities:
Deposits	406,259	408,594	238,452	236,481
Borrowings	63,926	64,653	50,000	50,399
Accrued interest payable	439	439	537	537

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Retirement Plan

The Company has a 401(k) retirement plan that contains provisions for specified matching contributions by the Bank. The Company funds contributions as they accrue. Total 401(k) expense was $240,000, $186,000, and $148,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

Stock Option Plans

During 1999 the Bank adopted, with shareholder approval, an Employee Stock Option Plan (the “Employee Plan”) and a Director Stock Option Plan (the “Director Plan”). During 2001 the Company increased the number of shares available under its option plans. On November 24, 2004, the Company increased, by 460,000, the number of options that are subject to shareholder approval at the 2005 shareholder meeting, and made certain grants of these options. All options granted prior to November 2004 to non-employee directors vest immediately at the time of grant, while other options from this pool vest over a four-year period with 20% vesting on the grant date and 20% vesting annually thereafter. Options granted from the pool of shares made available on November 24, 2004 to non-employee directors vest immediately at the time of the grant, while options from this pool granted to employees vest 50% in at the time of grant and 50% the following year. All unexercised options expire ten years after the date of grant. A summary of the Bank’s option plans as of and for the years ended December 31, 2004, 2003 and 2002 is as follows:

			Outstanding Options		Exercisable Options
		Shares		Weighted		Weighted
		Available		Average		Average
	Shares	for Future	Number	Exercise	Number	Exercise
	in Plans	Grants	Outstanding	Price	Outstanding	Price
At December 31, 2001	720,817	44,286	676,531	$7.92	445,315	$8.03

Options granted/vested	—	(26,571)	26,571	7.80	80,644	7.90

At December 31, 2002	720,817	17,715	703,102	7.91	525,959	8.01

Options granted/vested	—	(2,625)	2,625	11.70	79,055	7.92
Options forfeited	—	6,055	(6,055)	7.42	(2,426)	7.42

At December 31, 2003	720,817	21,145	699,672	7.93	602,588	8.00

Options authorized	460,000	460,000	—
Options granted/vested	—	(479,250)	479,250	15.83	423,291	14.83
Options exercised	(39,517)	—	(39,517)	7.98	(39,517)	7.98
Options forfeited	—	4,857	(4,857)	7.87	(4,857)	7.87

At December 31, 2004	1,141,300	6,752	1,134,548	$11.26	981,505	$10.95

Outstanding options include 1,134,548 options with exercise prices ranging from $7.01 to $15.95 per share, of which 981,505 are exercisable at December 31, 2004. The weighted average remaining life of total options outstanding and options exercisable as of December 31, 2004 is 7.6 years and 7.4 years, respectively. The weighted average fair value of options granted in 2004, 2003 and 2002 was $6.05, $3.73 and $3.02, respectively, and was determined as of the date of grant using the Black-Scholes option pricing model, assuming a dividend growth rate ranging from 0% to 5% for each period; expected volatility of 26.4%, 24.0% and 24.0%; risk-free interest rates ranging from 3.0% to 4.2%; and expected lives of 7 years for new grants during the years ended December 31, 2004, 2003 and 2002, respectively.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

NOTE N - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Employment Contracts

The Company has entered into employment agreements with its chief executive officer and six other officers to ensure a stable and competent management base. The agreements provide for a three-year term, but the agreements may be extended for an additional year at the end of the first year and annually thereafter. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested rights, including compensation. In the event of a change in control of the Bank and in certain other events, as defined in the agreements, the Bank or any successor to the Company will be bound to the terms of the contracts.

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

On October 15, 2004, the Bank completed its acquisition of three branch offices in a business combination transaction accounted for as a purchase. The branches were located in Emporia and Suffolk, Virginia and Elizabeth City, North Carolina. This acquisition was made to expand the Company’s market share in Southeastern Virginia and Northeastern North Carolina and because the branches acquired fit well within the Company’s strategic objectives.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

NOTE O - ACQUISITIONS (Continued)

A summary of assets acquired, and liabilities assumed, is set forth below (in thousands):

Assets Acquired:
Cash and cash equivalents	$117,501
Loans	602
Premises and equipment	1,955
Core deposit intangibles	2,692
Goodwill	4,130

Total assets acquired	$126,880

Liabilities Assumed:
Deposits	$126,806
Other liabilities	74

Total liabilities assumed	$126,880

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

$16,623

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

NOTE P - PARENT COMPANY FINANCIAL DATA

Gateway Financial Holdings, Inc. became the holding company for Gateway Bank & Trust Co. effective October 1, 2001. Following are condensed financial statements of Gateway Financial Holdings, Inc. as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002, presented in thousands.

Condensed Balance Sheets
December 31, 2004 and 2003

	2004	2003
Asset:
Cash on deposit in subsidiary	$8,952	$2,771
Investment in securities available for sale	513	—
Investment in subsidiaries	70,149	30,242
Other assets	203	220

Total assets	$79,817	$33,233

Liabilities:
Junior subordinated debentures	$15,465	$8,248
Other liabilities	34	14

Total liabilities	15,499	8,262

Stockholders’ equity:
Common stock	62,631	24,896
Retained earnings	1,908	(102)
Accumulated other comprehensive income	(221)	177

Total stockholders’ equity	64,318	24,971

Total liabilities and stockholders’ equity	$79,817	$33,233

Condensed Statements of Operations
Years Ended December 31, 200, 2003 and 2002

	2004	2003	2002
Equity in income of subsidiary	$2,584	$1,336	$627
Interest income	19	27	—
Interest expense	(541)	(143)	—
Other expense	(52)	(20)	—

	$2,010	$1,200	$627

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

NOTE P - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Operating activities:
Net income	$2,010	$1,200	$627
Equity in income of subsidiary	(2,584)	(1,336)	(627)
Amortization of debt issuance costs	52	20	—
(Increase) decrease in other assets	(35)	(240)	—
Increase in other liabilities	20	14	—

	(537)	(342)	—

Investing activities:
Purchases of available for sale securities	(513)	—	—
Investment in subsidiaries	(37,323)	(5,243)	—
Upstream dividend received from the Bank	105	—	—

	(37,731)	(5,243)	—

Financing activities:
Proceeds from junior subordinated debentures, net of debt issuance costs	7,217	8,248	—
Proceeds from the conversion of common stock warrants	12,111	112	—
Proceeds from stock offering	24,915	—	—
Proceeds from options exercise	311	—	—
Cash dividends paid	(95)	—	—
Cash paid in lieu of fractional shares on 5% stock dividend	(10)	(4)	—

	44,449	8,356	—

Net increase in cash	6,181	2,771	—

Cash, beginning of year	2,771	—	—

Cash, end of year	$8,952	$2,771	$—

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

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

	At or for the Year Ended December 31, 2004
	Consolidated	Adjustments	Banking	Brokerage	Insurance
Total interest income	$19,632	$—	$19,609	$—	$23
Total interest expense	6,691	—	6,691	—	—

Net interest income	12,941	—	12,918	—	23
Provision for loan losses	1,425	—	1,425	—	—

Net interest income after provision for loan losses	11,516	—	11,493	—	23
Non-interest income	5,857	(562)	3,963	463	1,993
Non-interest expense	14,653	(161)	12,736	400	1,678

Income before income taxes	2,720	(401)	2,720	63	338
Provision for income taxes	710	—	710

Net income	$2,010	$(401)	$2,010	$63	$338

Period end total assets	$535,728	$(2,219)	$535,751	$286	$1,910

	At or for the Year Ended December 31, 2003
	Consolidated	Adjustments	Banking	Brokerage	Insurance
Total interest income	$13,486	$—	$13,486	$—	$—
Total interest expense	5,341	—	5,341	—	—

Net interest income	8,145	—	8,145	—	—
Provision for loan losses	1,200	—	1,200	—	—

Net interest income after provision for loan losses	6,945	—	6,945	—	—
Non-interest income	4,485	(215)	2,874	240	1,586
Non-interest expense	10,230	(106)	8,618	235	1,483

Income before income taxes	1,200	(109)	1,201	5	103
Provision for income taxes	—	—	—	—	—

Net income	$1,200	$(109)	$1,201	$5	$103

Period end total assets	$314,826	$(1,267)	$314,786	$103	$1,204

	At or for the Year Ended December 31, 2002
	Consolidated	Adjustments	Banking	Brokerage	Insurance
Total interest income	$10,311	$(2)	$10,313	$—	$—
Total interest expense	4,819	(2)	4,819	—	2

Net interest income	5,492	—	5,494	—	(2)
Provision for loan losses	480	—	480	—	—

Net interest income after provision for loan losses	5,012	—	5,014	—	(2)
Non-interest income	2,825	(111)	1,364	193	1,379
Non-interest expense	7,210	(115)	5,751	196	1,378

Income before income taxes	627	4	627	(3)	(1)
Provision for income taxes	—	—	—	—	—

Net income	$627	$4	$627	$(3)	$(1)

Period end total assets	$231,053	$(893)	$230,867	$33	$1,046

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

NOTE R - INTANGIBLE ASSETS

The following is a summary of intangible assets as of December 31, 2004, 2003 and 2002. The increase in goodwill for 2003 resulted from the branch acquisitions discussed in Note O.

	2004	2003	2002
	(In thousands)
Intangibles assets subject to future amortization:
Core deposit intangibles - gross	$3,497	$805	$488
Less accumulated amortization	(328)	(198)	(139)

Core deposit intangibles - net	$3,169	$607	$349

Intangible assets not subject to future amortization:
Goodwill - banking segment	$6,471	$2,341	$1,307
Goodwill - insurance segment	1,002	634	634

	$7,473	$2,975	$1,941

The following table presents the estimated amortization expense (in thousands) for intangible assets for each of the five years ending December 31, 2009 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful life of amortizing intangible assets.

2005	$379
2006	379
2007	379
2008	379
2009	379
Thereafter	1,274

$3,169

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A – CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There were no material changes in the Company’s internal controls over financial reporting during the fourth quarter of 2004.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a)

Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 16, 2005.

ITEM 10 – EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 16, 2005.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 16, 2005.

The following table sets forth equity compensation plan information at December 31, 2004.

Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options	outstanding options	(excluding securities
Plan Category			reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	492,698	$8.06	—
Equity compensation plans not approved by security holders	641,850	$13.72	6,752
Total	1,134,548	$11.26	6,752

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

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 16, 2005.

ITEM 13 – EXHIBITS

(a)(3)Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 16, 2005.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.

Date: March 29, 2005	By:	/s/ D. Ben Berry

D. Ben Berry
Chairman, President and Chief Executive Officer

Date: March 29, 2005	By:	/s/ Mark A. Holmes

Mark A. Holmes
Senior Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ D. Ben Berry
D. Ben Berry	Chairman, President and CEO	March 29, 2005

/s/ Mark A. Holmes
Mark A. Holmes	Chief Financial Officer	March 29, 2005

/s/ William Brumsey III
William Brumsey III	Director	March 29, 2005

/s/ Jimmie Dixon, Jr.
Jimmie Dixon, Jr.	Director	March 29, 2005

/s/ James H. Ferebee, Jr.
James H. Ferebee, Jr.	Director	March 29, 2005

/s/ Robert Willard Luther, III
Robert Willard Luther, III	Director	March 29, 2005

/s/ Frances Morrisette Norrell
Frances Morrisette Norrell	Director	March 29, 2005

/s/ W. C. Owens, Jr.
W. C. Owens, Jr.	Director	March 29, 2005

/s/ Ollin B. Sykes
Ollin B. Sykes	Director	March 29, 2005

/s/ Charles R. Franklin, Jr.
Charles R. Franklin, Jr.	Director	March 29, 2005

/s/ Robert Y. Green, Jr.
Robert Y. Green, Jr.	Director	March 29, 2005

/s/ Russell E. Twiford
Russell E. Twiford	Director	March 29, 2005

/s/ Richard W. Whiting
Richard W. Whiting	Director	March 29, 2005

/s/ Frank T. Williams
Frank T. Williams	Director	March 29, 2005

/s/ Jerry T. Womack
Jerry T. Womack	Director	March 29, 2005