Form 10-Q
period 2005-03-31
GATEWAY FINANCIAL HOLDINGS INC
filed 2005-05-13
CIK 1156953

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑ Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

(Address of principal executive office)

(252) 334-1511

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

As of May 9, 2005, 6,697,672 shares of the issuer’s common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 18 pages.

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets March 31, 2005 and December 31, 2004	3

	Consolidated Statements of Operations Three Months Ended March 31, 2005 and 2004	4

	Consolidated Statement of Stockholders’ Equity Three Months Ended March 31, 2005	5

	Consolidated Statements of Cash Flows Three Months Ended March 31, 2005 and 2004	6

	Notes to Consolidated Financial Statements	7

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4 -	Controls and Procedures	16

Part II.	OTHER INFORMATION

Item 6 -	Exhibits	17

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31,
	(Unaudited)	2004*
	(In thousands, except share data)
ASSETS
Cash and due from banks	$9,985	$9,028
Interest-earning deposits in other banks	1,066	1,245
Investment in securities available for sale, at fair value	78,757	92,608

Loans	446,526	381,956
Allowance for loan losses	(4,557)	(4,163)

NET LOANS	441,969	377,793

Accrued interest receivable	3,173	2,697
Stock in Federal Reserve Bank, at cost	722	722
Stock in Federal Home Loan Bank of Atlanta, at cost	3,661	2,321
Premises and equipment, net	20,156	18,895
Core deposit intangibles, net	3,074	3,169
Goodwill	7,514	7,473
Bank-owned life insurance	16,692	16,507
Other assets	4,676	3,270

TOTAL ASSETS	$591,445	$535,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$61,228	$52,348
Savings	11,012	10,860
Money market and NOW	162,827	157,639
Time	200,801	185,412

TOTAL DEPOSITS	435,868	406,259
Short-term borrowings	62,911	35,861
Long-term borrowings	27,465	28,065
Accrued expenses and other liabilities	984	1,225

TOTAL LIABILITIES	527,228	471,410

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 10,000,000 shares authorized, 6,697,672 and 6,659,073 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	62,785	62,631
Retained earnings	2,710	1,908
Accumulated other comprehensive loss	(1,278)	(221)

TOTAL STOCKHOLDERS’ EQUITY	64,217	64,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$591,445	$535,728

*	Derived from audited consolidated financial statements.

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in thousands, except
	share and per share data)
Interest Income
Interest and fees on loans	$6,506	$3,510
Investment securities available for sale
Taxable	770	440
Tax-exempt	48	—
Interest-earning bank deposits	8	8
Other interest and dividends	48	32

Total Interest Income	7,380	3,990

Interest Expense
Money market, NOW and savings deposits	663	218
Time deposits	1,360	810
Short-term borrowings	378	60
Long-term borrowings	308	299

Total Interest Expense	2,709	1,387

Net Interest Income	4,671	2,603

Provision for Loan Losses	400	275

Net Interest Income After
Provision for Loan Losses	4,271	2,328

Non-Interest Income
Service charges on deposit accounts	461	305
Mortgage operations	195	129
Gain on sale of securities	24	140
Loss on sale of premises and equipment	—	(11)
Insurance operations	516	331
Brokerage operations	141	99
Income from bank-owned life insurance	185	87
Other	149	70

Total Non-Interest Income	1,671	1,150

Non-Interest Expense
Personnel costs	2,469	1,558
Occupancy and equipment	1,039	678
Data processing fees	229	130
Other (Note 4)	1,064	654

Total Non-Interest Expense	4,801	3,020

Income Before Income Taxes	1,141	458

Income Tax Expense	339	97

Net Income	$802	$361

Net Income Per Common Share
Basic	$.12	$.11
Diluted	.11	.09

Weighted Average Shares Outstanding
Basic	6,692,897	3,363,745
Diluted	6,982,211	3,885,560

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Loss	Equity
	(Amounts in thousands, except share data)
Balance at December 31, 2004	6,659,073	$62,631	$1,908	$(221)	$64,318

Comprehensive loss:
Net income	—	—	802	—	802
Other comprehensive income
Unrealized holding loss on available for sale securities	—	—	—	(1,057)	(1,057)

Total comprehensive loss					(255)

Dividends	—	(134)	—	—	(134)

Issuance of common stock	1,213	11	—	—	11

Shares issued in exercise of stock options	37,386	277	—	—	277

Balance at March 31, 2005	6,697,672	$62,785	$2,710	$(1,278)	$64,217

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$802	$361
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	119	26
Depreciation and amortization	392	323
Provision for loan losses	400	275
Loss on sale of bank premises and equipment	—	11
Gain on sale of investment securities available for sale	(24)	(140)
Earnings on bank-owned life insurance	(185)	(87)
Changes in assets and liabilities:
Increase in accrued interest receivable	(476)	(14)
(Increase) decrease in other assets	(719)	122
Decrease in accrued expenses and other liabilities	(241)	(720)

Net Cash Provided by Operating Activities	68	157

Cash Flows from Investing Activities
Purchases of investment securities available for sale	—	(17,504)
Maturities, sales and calls of investment securities available for sale	12,047	17,754
Net increase in loans	(64,576)	(38,197)
Purchases of premises and equipment	(1,593)	(397)
Proceeds from sale of bank premises and equipment	—	24
Purchase of FHLB stock	(1,340)	(340)
Net cash paid in branch acquisitions	(41)	—

Net Cash Used by Investing Activities	(55,503)	(38,660)

Cash Flows from Financing Activities
Net increase in deposits	29,609	24,819
Net increase in federal funds purchased	6,650	1,002
Net increase FHLB advances	19,800	11,800
Cash dividends paid	(134)	—
Proceeds from issuance of common stock	11	—
Proceeds from the exercise of common stock warrants	—	812
Proceeds from the exercise of stock options	277	—

Net Cash Provided by Financing Activities	56,213	38,433

Net Increase (Decrease) in Cash and Cash Equivalents	778	(70)

Cash and Cash Equivalents, Beginning	10,273	12,828

Cash and Cash Equivalents, Ending	$11,051	$12,758

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

The Company formed Gateway Capital Statutory Trust I in 2003 and Gateway Capital Statutory Trust II in 2004, both of which are wholly owned by the Company, to facilitate the issuance of trust preferred securities totaling $8.0 million and $7.0 million, respectively. Adoption of FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities resulted in the deconsolidation of these trust preferred subsidiaries. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts were included in long-term debt and the Company’s equity interest in the trusts was included in other assets. The deconsolidation of the trusts did not materially impact net income during 2004.

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

All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, the accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
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

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in thousands,
	except per share data)
Net income:
As reported	$802	$361
Deduct:Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	109	35

Pro forma	$693	$326

Basic net income per share:
As reported	$.12	$.11
Pro forma	.10	.10

Diluted net income per share:
As reported	$.11	$.09
Pro forma	.10	.08

Note 3 - Commitments

In the normal course of business there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of March 31, 2005.

	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
			(In thousands)
Undisbursed home equity credit lines	$21,873	$21,873	$—	$—	$—
Other commitments and credit lines	68,795	68,795	—	—	—
Undisbursed portion of construction loans	47,355	47,355	—	—	—
Standby letters of credit	311	311	—	—	—

Total other commitments	$138,334	$138,334	$—	$—	$—

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4 - Other Non-Interest Expense

The major components of other non-interest expense are as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in thousands)
Postage, printing and office supplies	$231	$199
Advertising and promotion	50	43
Professional services	211	109
Other	572	303

	$1,064	$654

Note 5 - Comprehensive Income

A summary of comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in thousands)
Net income	$802	$361
Other comprehensive income (loss):
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	(1,057)	157

Total comprehensive income (loss)	$(255)	$518

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

The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended
	March 31,
	2005	2004
Weighted average outstanding shares used for basic EPS	6,692,897	3,363,745

Plus incremental shares from assumed exercise of:
Stock options	289,314	195,024
Warrants	—	326,791

Weighted average outstanding shares used for diluted EPS	6,982,211	3,885,560

No adjustments were required to be made to net income in the computation of diluted earnings per share.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 7 - Business Segment Reporting

In addition to its banking operations, the Company has two other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency. Set forth below is certain financial information for each segment and in total:

	Total	Banking	Brokerage	Insurance
		(Amounts in thousands)
Total Assets at March 31, 2005	$591,445	$589,598	$179	$1,668

Three Months Ended March 31, 2005
Net interest income	$4,671	$4,660	$—	$11
Non-interest income	1,671	1,016	141	514

Total income	$6,342	$5,676	$141	$525

Net income	$802	$755	$12	$35

Three Months Ended March 31, 2004
Net interest income	$2,603	$2,603	$—	$—
Non-interest income	1,150	720	99	331

Total income	$3,753	$3,323	$99	$331

Net income (loss)	$361	$342	$31	$(12)

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

Financial Condition at March 31, 2005 and December 31, 2004

The Company continued its pattern of strong growth during the first three months of 2005, with total assets increasing by $55.7 million, or 10.4%, to $591.4 million at March 31, 2005 from $535.7 million at December 31, 2004. This growth was principally reflected in increased loans. Total loans increased by $64.6 million, or 16.9%, from $382.0 million at December 31, 2004 to $446.5 million at March 31, 2005. The Company has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consist of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale. Liquid assets were $89.8 million, or 15.2% of total assets, at March 31, 2005 as compared to $102.9 million, or 19.2% of total assets at December 31, 2004.

Funding for the growth in assets and loans was provided by increases of $29.6 million and $26.5 million, respectively, in deposit accounts and total borrowings. Total deposits increased 7.3%, from $406.3 million at December 31, 2004 to $435.9 million at March 31, 2005. Non interest bearing demand deposits increased by 17.0% or $8.9 million to $61.2 million at March 31, 2005 from $52.3 million at December 31, 2004. Savings, money market and NOW accounts increased by 3.1% or $5.3 million to $173.8 million, from the $168.5 million balance at December 31, 2004. Time deposits totaled $200.8 million at March 31, 2005 as compared to $185.4 million at December 31, 2004. Time deposits of more than $100,000 were $75.3 million, or 17.3% of total deposits at March 31, 2005 as compared with $56.1 million, or 13.8% of total deposits at December 31, 2004. The Company continued using brokered deposits to fund growth. These time deposits decreased to $9.8 million, or 2.2% of total deposits as compared to $12.8 million, or 3.2% of total deposits at December 31, 2004. Advances from the Federal Home Loan Bank of Atlanta increased from $37.6 million to $57.4 million during the first three months of 2005, while federal funds purchased increased from $10.9 million to $17.5 million outstanding during the three months ended March 31, 2005.

Total stockholders’ equity decreased by $101,000, as common stock increased $277,000 for shares issued in exercise of stock options, net income for the current three months was $802,000 and accumulated other comprehensive losses totaling $1,057,000 due to changes in the values of securities available for sale. Stockholders’ equity totaled $64.2 million March 31, 2005. The Company paid cash dividends of $134,000 in the first quarter 2005. The capital ratios of the Company and the Bank continue to be in excess of the minimums required to be deemed well-capitalized by regulatory authorities.

Asset Quality

An analysis of the allowance for loan losses is as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in thousands)
Balance at beginning of period	$4,163	$2,759

Provision charged to operations	400	275

Provision charged to branch acquisition

Charge-offs	(7)	(70)
Recoveries	1	126

Net (charge-offs) recoveries	(6)	56

Balance at end of period	$4,557	$3,090

The table sets forth, for the period indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	March 31,	December 31,
	2005	2004
	(Amounts in thousands)
Nonaccrual loans	$404	$490
Restructured loans	—	—

Total nonperforming loans	404	490
Real estate owned	—	—

Total nonperforming assets	$404	$490

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	4,557	4,163
Nonperforming loans to period end loans	0.09%	0.13%
Allowance for loan losses to period end loans	1.02%	1.09%
Nonperforming assets to total assets	0.07%	0.09%

Nonaccrual loans totaled $404,000 as of March 31, 2005 compared to $490,000 as of December 31, 2004.

Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004

Overview. The Company reported net income of $802,000 or $.11 per share (diluted) for the three months ended March 31, 2005, as compared with net income of $361,000 or $.09 per share (diluted) for the three months ended March 31, 2004, an increase of $441,000 or 122.2% in net income and $.02 or 22.2% in net income per share (diluted). The Company’s primary focus continues to be on growth and development of its branch network and subsidiary operations, sacrificing some profitability in the near term. The Bank opened one new branch in a leased facility in Virginia Beach, Virginia, on March 1, 2005, increasing the number of full service banking branches to seventeen. The Company generated significantly higher levels of net interest income and non interest income in the 2005 period as compared to 2004, which increases were partially offset by increases in non interest expenses and income taxes. The Company was fully taxable in the 2005 and 2004. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2004 and 2005. Although the Company has operated in a period of increasing interest rates in 2005, net interest margin has improved over that from 2004.

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

Net interest income increased to $4.7 million for the three months ended March 31, 2005, a $2.1 million or 80.1% increase from the $2.6 million earned in the same three months of 2004. Total interest income benefited from strong growth in the level of average earning assets and an increase in net interest margin. Average total interest-earning assets increased $204.5 million, or 68.1%, for the third quarter of 2005 as compared to 2004, while the average yield increased by 59 basis points from 5.34% to 5.93%. Average total interest-bearing liabilities increased by $170.0 million, or 62.5%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 44 basis points from 2.05% to 2.49%, resulting in a 15 basis point increase in the interest rate spread for the current three months as compared with the third quarter of 2004. For the three months ended March 31, 2005, the interest rate spread was 3.44% and the net interest margin was 3.75%. For the three months ended March 31, 2004, the interest rate spread was 3.29% and the net interest margin was 3.48%.

Provision for Loan Losses. The Company recorded a $400,000 provision for loan losses in the first quarter of 2005, representing a increase of $125,000 from the $275,000 provision made in the first quarter of 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the first quarters of both 2005 and 2004, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $64.6 million in the current three month period and by $38.3 million in the first quarter of 2004. Despite this growth, the Company’s level of nonperforming assets has decreased by $86,000 since December 31, 2004, thereby resulting in improvements to certain key loan portfolio performance indicators such as the ratio of nonperforming assets to total assets. At March 31, 2005 and December 31, 2004, respectively, the allowance for loan losses was $4.6 million and $4.2 million, representing 1.02% and 1.09%, respectively, of loans outstanding. Other than the nonaccrual loans discussed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.

Non-Interest Income. Non-interest income totaled $1.7 million for the three months ended March 31, 2005 as compared with $1.2 million for the three months ended March 31, 2004, an increase of $521,000 or 43.4%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage and brokerage operations. The principal reasons for the increase in total non-interest income for the current quarter were increases of $157,000 in service charges on deposit accounts and $185,000 in income from insurance operations. The increase in service fees and charges resulted principally from the Company’s growth from period to period. The increase in 2005 income from insurance operations is due to the May 2004 acquisition of Whitehurst Insurance Agency, Inc., which has branches in Elizabeth City, Edenton and Moyock, North Carolina. Non-interest income also benefited from earnings on bank owned life insurance, which the Company purchased during the third and fourth quarter of 2004, totaling $185,000 during the first quarter of 2005 as compared to $87,000 for the same period of 2004. Income from mortgage operations increased $66,000 or 51.2% to $195,000 from $129,000 as a result of continuing low mortgage rates and the corresponding increase in the level of mortgage refinancing. Additionally, gain on sale of securities decreased $116,000 to $24,000 in the 2005 period from $140,000 in the 2004 period.

Non-Interest Expenses. Non-interest expenses totaled $4.8 million for the three months ended March 31, 2005, an increase of $1.8 million or 60.0% over the $3.0 million reported for the first three months of 2004. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with new hires and the opening of a new branch. For the three months, personnel costs increased by $911,000, or 58.5% to $2.5 million from $1.6 million, while the costs of occupancy and equipment increased by $361,000, or 53.2% to $1.0 million from $678,000.

Provision for Income Taxes. The Company provided $339,000 for income taxes during the three months ended March 31, 2005, a tax rate of 30%. The Company had $97,000 in income tax expense for the three months ended March 31, 2004, a tax rate of 21%, due principally to a sustained pattern of profitability. The lower effective rate for the first quarter of 2004 is primarily due to a net operating loss carryforward offsetting taxable income. The Company expects to incur income taxes going forward.

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

	For the Three Months Ended March 31,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$413,995	$6,506	6.37%	$246,541	$3,510	5.73%
Interest-earning deposits	1,264	8	2.57%	3,630	8	0.89%
Investment securities available for sale:
Taxable	79,650	770	3.92%	47,239	440	3.75%
Tax-exempt	6,217	48	3.13%	—	—	—%
FHLB/FRB stock	3,923	48	4.96%	3,091	32	4.16%

Total interest-earning assets	505,049	7,380	5.93%	300,501	3,990	5.34%

Other assets	68,769			36,803

Total assets	$573,818			$337,304

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$169,708	663	1.58%	$85,039	218	1.03%
Time deposits	193,923	1,360	2.84%	130,153	810	2.50%
Short-term borrowings	51,387	378	2.98%	11,708	60	2.06%
Long-term borrowings	26,705	308	4.68%	44,870	299	2.68%

Total interest-bearing liabilities	441,723	2,709	2.49%	271,770	1,387	2.05%

Demand deposits	65,732			38,925
Other liabilities	1,846			1,108
Stockholders’ equity	64,517			25,501

Total liabilities and stockholders’ equity	$573,818			$337,304

Net interest income and interest rate spread		$4,671	3.44%		$2,603	3.29%

Net interest margin			3.75%			3.48%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.34%			110.57%

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

	Three Months Ended
	March 31, 2005 vs. March 31, 2004
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$2,508	$488	$2,996
Interest-earning deposits	(10)	10	—
Investment securities available for sale
Taxable	308	26	334
Tax-exempt	24	24	48
FHLB/FRB stock	9	3	12

Total interest income	2,839	551	3,390

Interest expense:
Deposits
Savings, NOW and money market	274	171	445
Time deposits	422	128	550
Short-term borrowings	248	70	318
Long-term borrowings	(165)	174	9

Total interest expense	779	543	1,322

Net interest income increase	$2,060	$8	$2,068

Liquidity and Capital Resources

The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at March 31, 2005, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $82.8 million, with $57.4 million outstanding, federal funds lines of credit with other financial institutions in the amount of $28.9 million, with $17.5 million outstanding.

Total deposits were $435.9 million and $406.3 million at March 31, 2005 and December 31, 2004, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits and borrowings as a source of funds. Time deposits are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At March 31, 2005 and December 31, 2004, time deposits represented 46.1% and 45.6%, respectively, of the Company’s total deposits. Time deposits of $100,000 or more represented 17.3% and 13.8%, respectively, of the Bank’s total deposits at March 31, 2005 and December 31, 2004. At March 31, 2005, the Company had $4.3 million in deposits from seven public units and $9.8 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily investment grade securities issued by the federal government and its agencies, investment grade corporate securities and investment grade mortgage-backed securities.

At March 31, 2005 and March 31, 2004, the Company’s Tier 1 leverage ratio was 12.41% and 9.10%, respectively. All capital ratios place the Company and the Bank well in excess of the minimum required to be deemed well-capitalized by regulatory measures.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation (SFAS No. 123(R)).” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. This Statement was amended on April 14, 2005 to make the provisions of this Statement effective at the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) on January 1, 2006. The adoption of SFAS No. 123(R) is expected to have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to, the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and interest-bearing liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2004.

Item 4. Controls and Procedures

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

GATEWAY FINANCIAL HOLDINGS, INC.
Date: May 12, 2005	By:	/s/ D. Ben Berry
D. Ben Berry
President and Chief Executive Officer

Date: May 12, 2005	By:	/s/ Mark A. Holmes
Mark A. Holmes
Senior Executive Vice President and Chief Financial Officer