Form 10-Q
period 2005-06-30
GATEWAY FINANCIAL HOLDINGS INC
filed 2005-08-08
CIK 1156953

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☒     Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
☐     Transition Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period ended ______________
Commission File Number 000-33223
GATEWAY FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2040581

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)
1145 NORTH ROAD STREET, ELIZABETH CITY, NORTH CAROLINA 27909

(Address of principal executive office)
(252) 334-1511

(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐
As of August 4, 2005, 7,403,897 shares of the issuer’s common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.
This report contains 21 pages.

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	June 30, 2005 and December 31, 2004	3

	Consolidated Statements of Operations
	Three Months and Six Months Ended June 30, 2005 and 2004	4

	Consolidated Statement of Stockholders’ Equity
	Six Months Ended June 30, 2005	5

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2005 and 2004	6

	Notes to Consolidated Financial Statements	7

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4 -	Controls and Procedures	19

Part II.	OTHER INFORMATION

Item 5 -	Submission of Matters to a Vote of Securities Holders	20

Item 6 -	Exhibits	20

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31,
	(Unaudited)	2004*
	(In thousands, except share data)
ASSETS
Cash and due from banks	$16,672	$9,028
Interest-earning deposits in other banks	569	1,245
Investment in securities available for sale, at fair value	71,498	92,608

Loans	532,227	381,956
Allowance for loan losses	(5,048)	(4,163)

NET LOANS	527,179	377,793

Accrued interest receivable	4,211	2,697
Stock in Federal Reserve Bank, at cost	722	722
Stock in Federal Home Loan Bank of Atlanta, at cost	4,237	2,321
Premises and equipment, net	22,111	18,895
Core deposit intangibles, net	2,979	3,169
Goodwill	7,514	7,473
Bank-owned life insurance	16,818	16,507
Other assets	4,050	3,270

TOTAL ASSETS	$678,560	$535,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$74,060	$52,348
Savings	9,799	10,860
Money market and NOW	162,213	157,639
Time	279,043	185,412

TOTAL DEPOSITS	525,115	406,259

Short-term borrowings	18,401	35,861
Long-term borrowings	67,465	28,065
Accrued expenses and other liabilities	1,431	1,225

TOTAL LIABILITIES	612,412	471,410

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 10,000,000 shares authorized, 7,398,397 and 6,659,073 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	63,287	62,726
Retained earnings	3,249	1,813
Accumulated other comprehensive loss	(388)	(221)

TOTAL STOCKHOLDERS’ EQUITY	66,148	64,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$678,560	$535,728

* Derived from audited consolidated financial statements.
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Amounts in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$8,293	$4,009	$14,798	$7,519
Investment securities available for sale:
Taxable	645	364	1,414	804
Tax-exempt	66	13	114	13
Interest-earning bank deposits	22	5	31	13
Other interest and dividends	69	28	117	60

Total Interest Income	9,095	4,419	16,474	8,409

Interest Expense
Money market, NOW and savings deposits	781	313	1,444	531
Time deposits	1,848	754	3,208	1,564
Short-term borrowings	471	77	849	124
Long-term borrowings	577	329	885	641

Total Interest Expense	3,677	1,473	6,386	2,860

Net Interest Income	5,418	2,946	10,088	5,549
Provision for Loan Losses	500	300	900	575

Net Interest Income After Provision for Loan Losses	4,918	2,646	9,188	4,974

Non-Interest Income
Service charges on deposit accounts	553	360	1,014	665
Mortgage operations	210	207	405	336
Gain (loss) on sale of securities	(5)	20	19	160
Gain on sale of loans	127	—	127	—
Loss on sale of premises and equipment	—	—	—	(11)
Insurance operations	663	561	1,179	892
Brokerage operations	142	109	284	208
Income from bank-owned life insurance	183	88	368	175
Other	179	82	328	152

Total Non-Interest Income	2,052	1,427	3,724	2,577

Non-Interest Expense Personnel costs	2,683	1,897	5,152	3,455
Occupancy and equipment	1,147	689	2,187	1,367
Data processing fees	215	127	443	257
Other (Note 4)	1,572	725	2,636	1,379

Total Non-Interest Expense	5,617	3,438	10,418	6,458

Income Before Income Taxes	1,353	635	2,494	1,093
Income Tax Expense	451	172	790	269

Net Income	$902	$463	$1,704	$824

Net Income Per Common Share
Basic	$0.12	$0.11	$0.23	$0.21
Diluted	0.12	0.10	0.22	0.18

Weighted Average Shares Outstanding
Basic	7,380,106	4,133,875	7,372,414	3,919,209
Diluted	7,698,096	4,639,603	7,649,524	4,460,006
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common Stock			Other	Total
			Retained	Comprehensive	Stockholders'
	Shares	Amount	Earnings	Loss	Equity
	(Amounts in thousands, except share data)

Balance at December 31, 2004	6,659,073	$62,726	$1,813	$(221)	$64,318

Comprehensive income:
Net income	—	—	1,704	—	1,704
Other comprehensive income	—	—	—	(167)	(167)
Unrealized holding loss on available for sale securities	—	—	—	(167)	(167)

Total comprehensive income					1,537

Dividends	—	—	(268)	—	(268)

Issuance of common stock	4,730	53	—	—	53

Shares issued in 11 for 10 stock split effected as a 10% stock dividend	671,740	—	—	—	—

Shares issued in exercise of stock options	62,854	496	—	—	496

Tax benefit from the exercise of stock options	—	12	—	—	12

Balance at June 30, 2005	7,398,397	63,287	$3,249	$(388)	66,148

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$1,704	$824
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	149	56
Depreciation and amortization	958	620
Provision for loan losses	900	575
Loss on sale of bank premises and equipment	—	11
Gain on sale of loans	(127)	—
Gain on sale of investment securities available for sale	(19)	(160)
Earnings on bank-owned life insurance	(311)	(175)
Proceeds from sale of loans	2,536	—
Changes in assets and liabilities:
Increase in accrued interest receivable	(1,514)	(204)
Increase in other assets	(780)	(674)
Increase (decrease) in accrued expenses and other liabilities	206	(452)

Net Cash Provided by Operating Activities	3,702	421

Cash Flows from Investing Activities
Purchases of investment securities available for sale	(1,959)	(25,100)
Maturities, sales and calls of investment securities available for sale	22,672	32,069
Net increase in loans	(152,695)	(76,854)
Purchases of premises and equipment	(3,925)	(1,395)
Proceeds from sale of bank premises and equipment	—	24
Purchase of FHLB stock	(1,916)	(390)
Net cash paid in branch acquisitions	—	(140)

Net Cash Used by Investing Activities	(137,823)	(71,786)

Cash Flows from Financing Activities
Net increase in deposits	118,856	56,475
Net increase in federal funds purchased	(10,860)	(6,000)
Proceeds from issuance of junior subordinated debentures	—	7,000
Net increase FHLB advances	32,800	12,800
Cash dividends paid	(268)	—
Proceeds from issuance of common stock	53	—
Proceeds from the exercise of common stock warrants	—	11,529
Proceeds from the exercise of stock options	508	80

Net Cash Provided by Financing Activities	141,089	81,884

Net Increase in Cash and Cash Equivalents	6,968	10,519

Cash and Cash Equivalents, Beginning	10,273	12,828

Cash and Cash Equivalents, Ending	$17,241	$23,347

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
The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Board of Governors of the Federal Reserve issued the final rule that retains the inclusion of trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the new rule, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in tier 2 capital, subject to restrictions.
All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and six month periods ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.
The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.
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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2 — Stock Compensation Plans
Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied. During the second quarter 77,000 stock options were granted, 40,000 to directors and 37,000 to employees and 27,000 options were exercised by an employee.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$902	$463	$1,704	$824
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	533	26	686	50

Pro forma	$369	$437	$1,018	$774

Basic earnings per share:
As reported	$0.12	$0.11	$0.23	$0.21
Pro forma	0.05	0.11	0.14	0.20

Diluted earnings per share:
As reported	$0.12	$0.10	$0.22	$0.18
Pro forma	0.05	0.09	0.13	0.17
Note 3 — Commitments
In the normal course of business there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects commitments of the Company outstanding as of June 30, 2005. In addition, we expect our premises and equipment balance to increase 20% to 25% over the current balance in the next 12 months for our building projects.

	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Undisbursed home equity credit lines	$33,134	$33,134	$—	$—	$—
Other commitments and credit lines	77,314	77,314	—	—	—
Undisbursed portion of construction loans	51,494	51,494	—	—	—
Standby letters of credit	311	311	—	—	—

Total other commitments	$162,253	$162,253	$—	$—	$—

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4 — Other Non-Interest Expense
The major components of other non-interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Amounts in thousands)

Postage, printing and office supplies	$368	$176	$599	$375
Advertising and promotion	123	96	173	139
Professional services	295	138	506	247
Other	786	315	1,358	618

	$1,572	$725	$2,636	$1,379

Note 5 — Comprehensive Income
A summary of comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Amounts in thousands)

Net income	$902	$463	$1,704	$824
Other comprehensive income (loss):
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	890	(945)	(167)	(788)

Total comprehensive income (loss)	$1,792	$(482)	$1,537	$36

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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6 — Per Share Results (Continued)
The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Weighted average outstanding shares used for basic EPS	7,380,106	4,133,875	7,372,414	3,919,209

Plus incremental shares from assumed exercise of:
Stock options	317,990	226,559	277,110	220,655
Warrants	—	279,169	—	320,142

Weighted average outstanding shares used for diluted EPS	7,698,096	4,639,603	7,649,524	4,460,006

No adjustments were required to be made to net income in the computation of diluted earnings per share. During the second quarter of 2005 55,000 stock options were granted which are classified as antidilutive as of June 30, 2005. On May 16, 2005 the Board of Directors approved an 11-for-10 stock split effected in the form of a stock dividend payable on June 20, 2005 to shareholders of record as of May 30, 2005. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect these stock splits.
Note 7 — Business Segment Reporting
In addition to its banking operations, the Company has two other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency. Set forth below is certain financial information for each segment and in total:

	Total	Banking	Brokerage	Insurance
	(Amounts in thousands)

Total Assets At June 30, 2005	$678,560	$676,535	$169	$1,856

Three Months Ended June 30, 2005
Net interest income	$5,418	$5,406	—	$12
Non-interest income	2,052	1,247	142	663

Total income	$7,470	$6,653	$142	$675

Net income	$902	$669	$9	$224

Three Months Ended June 30, 2004
Net interest income	$2,946	$2,945	$—	$1
Non-interest income	1,427	757	109	561

Total income	$4,373	$3,702	$109	$562

Net income	$463	$334	$23	$106

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 7 — Business Segment Reporting (Continued)

	Total	Banking	Brokerage	Insurance
	(Amounts in thousands)
Six Months Ended June 30, 2005
Net interest income	$10,088	$10,068	$—	$20
Non-interest income	3,724	2,261	284	1,179

Total income	$13,812	$12,329	$284	$1,199

Net income	$1,704	$1,424	$21	$259

Six Months Ended June 30, 2004
Net interest income	$5,549	$5,548	$—	$1
Non-interest income	2,577	1,477	208	892

Total income	$8,126	$7,025	$208	$893

Net income	$824	$676	$54	$94

Note 8 — Reclassification
Certain amounts presented on the accompanying consolidated balance sheet as of December 31, 2004 have been reclassified to conform with the presentation as of June 30, 2005. The reclassifications had no effect on the net income or total stockholders’ equity as previously reported.

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
Financial Condition at June 30, 2005 and December 31, 2004
The Company continued its pattern of strong growth during the first six months of 2005, with total assets increasing by $142.9 million, or 26.7%, to $678.6 million at June 30, 2005 from $535.7 million at December 31, 2004. This growth was principally reflected in increased loans. Total loans increased by $150.2 million, or 39.3%, from $382.0 million at December 31, 2004 to $532.2 million at June 30, 2005. This increase can be attributed to the addition of branches during the past 12 months and the seasoning of those branches. The Company has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, were $88.7 million, or 13.1% of total assets, at June 30, 2005 as compared to $102.9 million, or 19.2% of total assets at December 31, 2004.
Funding for the growth in assets and loans was provided by increases of $118.8 million and $21.9 million, respectively, in deposit accounts and total borrowings. Total deposits increased 29.2%, from $406.3 million at December 31, 2004 to $525.1 million at June 30, 2005. Non interest bearing demand deposits increased by 41.7% or $21.8 million to $74.1 million at June 30, 2005 from $52.3 million at December 31, 2004. Savings, money market and NOW accounts increased by 2.1% or $3.5 million to $172.0 million, from the $168.5 million balance at December 31, 2004. Time deposits totaled $279.0 million at June 30, 2005 as compared to $185.4 million at December 31, 2004. Time deposits of more than $100,000 were $98.9 million, or 18.8% of total deposits at June 30, 2005 as compared with $56.6 million, or 13.9% of total deposits at December 31, 2004. The Company continued using brokered deposits to fund growth. These time deposits increased to $23.1 million, or 4.4% of total deposits as compared to $12.8 million, or 3.2% of total deposits at December 31, 2004. Advances from the Federal Home Loan Bank of Atlanta increased from $37.6 million to $70.4 million during the first six months of 2005, while federal funds purchased decreased from $10.9 million to $0 outstanding during the six months ended June 30, 2005.
Total stockholders’ equity increased by $1.8 million, as common stock increased $561,000 for shares issued in exercise of stock options, net income for the current six months was $1.7 million and accumulated other comprehensive losses totaling $167,000 due to changes in the values of securities available for sale. Stockholders’ equity totaled $66.1 million at June 30, 2005. The Company paid cash dividends of $268,000 in the first half of 2005. The capital ratios of the Company and the Bank continue to be in excess of the minimums required to be deemed well-capitalized by regulatory authorities. The Company believes that the Bank would remain “well capitalized” under the new Federal Reserve Board guidelines.

Asset Quality
An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Amounts in thousands)

Balance at beginning of period	$4,557	$3,090	$4,163	$2,759

Provision charged to operations	500	300	900	575

Provision charged to branch acquisition

Charge-offs	(11)	(12)	(18)	(82)
Recoveries	2	26	3	152

Net (charge-offs) recoveries	(9)	14	(15)	70

Balance at end of period	$5,048	$3,404	$5,048	$3,404

The table sets forth, for the period indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets. The accounting estimates for loan loss are subjective to changing economic conditions.

	June 30,	December 31,
	2005	2004
	(Amounts in thousands)

Nonaccrual loans	$71	$490
Restructured loans	—	—

Total nonperforming loans	71	490
Real estate owned	—	—

Total nonperforming assets	$71	$490

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	5,048	4,163
Nonperforming loans to period end loans	0.01%	0.13%
Allowance for loan losses to period end loans	0.95%	1.09%
Nonperforming assets to total assets	0.01%	0.09%
Nonaccrual loans totaled $71,000 as of June 30, 2005 compared to $490,000 as of December 31, 2004.
Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004
Overview. The Company reported net income of $902,000 or $.12 per share (diluted) for the three months ended June 30, 2005, as compared with net income of $463,000 or $.10 per share (diluted) for the three months ended June 30, 2004, an increase of $439,000 or 94.8% in net income and $.02 or 20.0% in net income per share (diluted). During the second quarter a stock split effected as an 11 for 10 stock dividend was issued in addition to a $0.02 per share cash dividend paid during the quarter. The Company’s primary focus (banking and insurance) continues to be on growth and development of its branch network and subsidiary operations through de novo construction and branch acquisition, sacrificing some profitability in the near term. The Bank opened one new branch in an owned facility in Virginia Beach, Virginia, in May 2005, increasing the number of full service banking branches to eighteen. The Company generated significantly higher levels of net interest income and non interest income in the 2005 period as compared to 2004, these increases were partially offset by increases in non interest expenses and income taxes. The Company was fully taxable in the 2005 and 2004. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2004 and 2005. Although the Company has operated in a period of increasing interest rates in 2005, net interest margin has improved over that from 2004.
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
Total interest income increased to $9.1 million for the three months ended June 30, 2005, a $4.7 million or 106.8% increase from the $4.4 million earned in the same three months of 2004. Total interest income benefited from strong growth in the level of average earning assets. Average total interest-earning assets increased $244.8 million, or 73.5%, for the second quarter of 2005 as compared to 2004, while the average yield increased by 97 basis points from 5.34% to 6.31%. Average total interest-bearing liabilities increased by $201.1 million, or 67.8%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 96 basis points from 2.00% to 2.96%, resulting in a 1 basis point increase in the interest rate spread for the current three months as compared with the second quarter of 2004. For the three months ended June 30, 2005, the interest rate spread was 3.35% and the net interest margin was 3.76%. For the three months ended June 30, 2004, the interest rate spread was 3.34% and the net interest margin was 3.56%.
Provision for Loan Losses. The Company recorded a $500,000 provision for loan losses in the second quarter of 2005, representing a increase of $200,000 from the $300,000 provision made in the second quarter of 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the second quarters of both 2005 and 2004, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $85.7 million in the current three month period and by $38.7 million in the second quarter of 2004. Despite this growth, the Company’s level of nonperforming assets has decreased by $333,000 since March 31, 2005, thereby resulting in improvements to certain key loan portfolio performance indicators such as the ratio of nonperforming assets to total assets. At June 30, 2005 and December 31, 2004, respectively, the allowance for loan losses was $5.0 million and $4.2 million, representing 0.95% and 1.09%, respectively, of loans outstanding. Other than the nonaccrual loans discussed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.
Non-Interest Income. Non-interest income totaled $2.1 million for the three months ended June 30, 2005 as compared with $1.4 million for the three months ended June 30, 2004, an increase of $700,000 or 50.0%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage and brokerage operations. The principal reasons for the increase in total non-interest income for the current quarter were increases of $193,000 in service charges on deposit accounts, $127,000 in gains on the sale of loans and $102,000 in income from insurance operations. The increase in service fees and charges resulted principally from the Company’s growth from period to period. The increase in 2005 income from insurance operations is due to the May 2004 acquisition of Whitehurst Insurance Agency, Inc., which has branches in Elizabeth City, Edenton and Moyock, North Carolina. Non-interest income also benefited from earnings on bank owned life insurance, which the Company purchased during the third and fourth quarter of 2004, totaling $183,000 during the second quarter of 2005 as compared to $88,000 for the same period of 2004. Income from mortgage operations only increased $3,000 to $210,000 from $207,000 as a result of the loss of mortgage income from Sidus, LLC which was sold in the fourth quarter of 2004. Additionally, a loss was incurred on the sale of securities of $5,000 in the second quarter of 2005 compared to a gain in the second quarter of 2004 of $20,000.
Non-Interest Expenses. Non-interest expenses totaled $5.6 million for the three months ended June 30, 2005, an increase of $2.2 million or 64.7% over the $3.4 million reported for the second three months of 2004. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with new hires and the opening of a new branch. For the three months, personnel costs increased by

$800,000, or 42.1% to $2.7 million from $1.9 million, while the costs of occupancy and equipment increased by $458,000, or 66.7% to $1.1 million from $689,000.
Provision for Income Taxes. The Company provided $451,000 for income taxes during the three months ended June 30, 2005, a tax rate of 33%. The Company had $172,000 in income tax expense for the three months ended June 30, 2004, a tax rate of 27%, due principally to a sustained pattern of profitability. The lower effective rate for the first quarter of 2004 is primarily due to a net operating loss carryforward offsetting taxable income. The Company expects to incur income taxes going forward.
Comparison of Results of Operations for the Six Months Ended June 30, 2005 and 2004
Overview. The Company reported net income of $1.7 million or $.22 per share (diluted) for the six months ended June 30, 2005, as compared with net income of $824,000 or $.18 per share (diluted) for the six months ended June 30, 2004, an increase of $879,000 or 107.0% in net income and $.04 or 22.2% in net income per share (diluted). During the second quarter a stock split effected as an 11 for 10 stock dividend was issued in addition to a $0.02 per share cash dividend paid during the quarter. The Company’s primary focus (banking and insurance) continues to be on growth and development of its branch network and subsidiary operations through de novo construction and branch acquisition, sacrificing some profitability in the near term. The Bank opened one new branch in an owned facility in Virginia Beach, Virginia, in May 2005, increasing the number of full service banking branches to eighteen. In addition, we expect our premises and equipment balance to increase 20% to 25% over the current balance in the next 12 months for our anticipated building projects. The Company generated significantly higher levels of net interest income and non interest income in the 2005 period as compared to 2004, which increases were partially offset by increases in non interest expenses and income taxes. The Company was fully taxable in the 2005 and 2004. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2004 and 2005. Although the Company has operated in a period of increasing interest rates in 2005, net interest margin has improved over that from 2004.
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
Net interest income increased to $10.1 million for the six months ended June 30, 2005, a $4.6 million or 83.6% increase from the $5.5 million earned in the same six months of 2004. Total interest income benefited from strong growth in the level of average earning assets and an increase in net interest margin. Average total interest-earning assets increased $215.8 million, or 66.3%, for the first two quarters of 2005 as compared to 2004, while the average yield increased by 94 basis points from 5.19% to 6.13%. Average total interest-bearing liabilities increased by $192.3 million, or 67.7%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 68 basis points from 2.02% to 2.70%, resulting in a 26 basis point increase in the interest rate spread for the current six months as compared with the first six months of 2004. For the six months ended June 30, 2005, the interest rate spread was 3.43% and the net interest margin was 3.76%. For the six months ended June 30, 2004, the interest rate spread was 3.17% and the net interest margin was 3.43%.

Average Balances and Average Rates Earned and Paid. The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. In preparing the table, non accrual loans are included in the average loan balance.

	For the Six Months Ended June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$454,766	$14,798	6.56%	$267,747	$7,519	5.65%
Interest-earning deposits	2,054	31	3.04%	2,748	13	0.95%
Investment securities available for sale:
Taxable	73,948	1,414	3.86%	50,020	804	3.23%
Tax-exempt	5,968	114	3.85%	2,015	13	1.30%
FHLB/FRB stock	4,806	117	4.91%	3,146	60	3.84%

Total interest-earning assets	541,542	16,474	6.13%	325,676	8,409	5.19%

Other assets	71,416			31,200

Total assets	$612,958			$356,876

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$170,666	1,444	1.71%	$93,127	531	1.15%
Time deposits	212,068	3,208	3.05%	128,506	1,564	2.45%
Short-term borrowings	51,680	849	3.31%	14,025	124	1.78%
Long-term borrowings	42,006	885	4.25%	48,505	641	2.66%

Total interest-bearing liabilities	476,420	6,386	2.70%	284,163	2,860	2.02%

Demand deposits	70,254			44,051
Other liabilities	1,352			1,110
Stockholders’ equity	64,932			27,552

Total liabilities and stockholders’ equity	$612,958			$356,876

Net interest income and interest rate spread		$10,088	3.43%		$5,549	3.17%

Net interest margin			3.76%			3.43%

Ratio of average interest-earning assets to average interest-bearing liabilities	113.67%			114.61%

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

	Six Months Ended
	June 30, 2005 vs. June 30, 2004
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$5,669	$1,610	$7,279
Interest-earning deposits	(7)	25	18
Investment securities available for sale
Taxable	421	189	610
Tax-exempt	50	51	101
FHLB/FRB stock	36	21	57

Total interest income	6,169	1,896	8,065

Interest expense:
Deposits
Savings, NOW and money market	549	364	913
Time deposits	1,141	503	1,644
Short-term borrowings	476	249	725
Long-term borrowings	(111)	355	244

Total interest expense	2,055	1,471	3,526

Net interest income increase	$4,114	$425	$4,539

Provision for Loan Losses. The Company recorded a $900,000 provision for loan losses in the first half of 2005, representing an increase of $325,000 from the $575,000 provision made in the first half of 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In the first half of both 2005 and 2004, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $150.2 million in the current six month period and by $77.0 million in the first six months of 2004. Despite this growth, the Company’s level of nonperforming assets has decreased by $419,000 since December 31, 2004, thereby resulting in improvements to certain key loan portfolio performance indicators such as the ratio of nonperforming assets to total assets. At June 30, 2005 and December 31, 2004, respectively, the allowance for loan losses was $5.0 million and $4.2 million, representing .95% and 1.09%, respectively, of loans outstanding. Other than the nonaccrual loans discussed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.
Non-Interest Income. Non-interest income totaled $3.7 million for the six months ended June 30, 2005 as compared with $2.6 million for the six months ended June 30, 2004, an increase of $1.1 million or 42.3%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage and brokerage operations. The principal reasons for the increase in total non-interest income for the current quarter were increases of $349,000 in service charges on deposit accounts, $193,000 in income from bank owned life insurance, $127,000 from the sale of loans and $287,000 in income from insurance operations. The increase in service fees and charges resulted principally from the Company’s growth from period to period. The increase in 2005 income from insurance operations is due to the May 2004 acquisition of Whitehurst Insurance Agency, Inc., which has branches in Elizabeth City, Edenton and Moyock, North Carolina. Non-interest income also benefited from earnings on bank owned life insurance, which the Company purchased during the third and fourth quarter of 2004, totaling $368,000 during the first half of 2005 as compared to $175,000 for the same period of 2004. Income from mortgage operations increased $69,000 or 21.0% to $405,000 from $336,000 as a result of continuing low mortgage rates and the corresponding increase in the level of mortgage refinancing. Additionally, gains on the sale of securities decreased $141,000 to $19,000 in the 2005 period from $160,000 in the 2004 period.
Non-Interest Expenses. Non-interest expenses totaled $10.4 million for the six months ended June 30, 2005, an increase of $3.9 million or 60.0% over the $6.5 million reported for the first six months of 2004. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the six months associated with new hires and the opening of new branches. For the six months, personnel costs increased by $1.7 million, or 48.6% to $5.2 million from $3.5 million, while the costs of occupancy and equipment increased by $800,000, or 57.1% to $2.2 million from $1.4 million.
Provision for Income Taxes. The Company provided $790,000 for income taxes during the six months ended June 30, 2005, a tax rate of 31.7%. The Company had $269,000 in income tax expense for the six months ended June 30, 2004, a tax rate of 24.6%. The lower effective rate for the first quarter of 2004 is primarily due to a net operating loss carryforward offsetting taxable income. The Company expects to incur income taxes going forward.
Liquidity and Capital Resources
The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at June 30, 2005, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $105.7 million, with $70.4 million outstanding, federal funds lines of credit with other financial institutions in the amount of $28.9 million, with $1,000 outstanding.
Total deposits were $525.1 million and $406.3 million at June 30, 2005 and December 31, 2004, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits and borrowings as a source of funds. Time deposits are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At June 30, 2005 and December 31, 2004, time deposits represented 53.1% and 45.6%, respectively, of the Company’s total deposits. Time deposits of $100,000 or more represented 18.8% and 13.8%, respectively, of the Bank’s total deposits at June 30, 2005 and December 31, 2004. At March 31, 2005, the Company had $6.8 million in deposits from six public units and $23.1 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.
Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily investment grade securities issued by the federal government and its agencies, investment grade corporate securities and investment grade mortgage-backed securities.
At June 30, 2005 and June 30, 2004, the Company’s Tier 1 leverage ratio was 11.79% and 12.44%, respectively. All capital ratios place the Company and the Bank well in excess of the minimum required to be deemed well-capitalized by regulatory measures.
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation (SFAS No. 123(R)).” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. This Statement was amended on April 14, 2005 to make the provisions of this Statement effective at the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) on January 1, 2006. At the present time, management does not expect the adoption of SFAS No. 123(R) to have a significant effect on our consolidated financial statements during 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. The secondary market risk is the value of collateral. Real estate is used as collateral for a significant number and dollar amount of loans in our loan portfolio. The value of real estate has risen at a noticeably higher rate during the last several years. After periods of significant real estate value increases the possibility of market corrections or reductions in real estate collateral value becomes more probable. The third area of market risk is the estimate for loan loss since it is subject to changing economic conditions.
These conditions may impact the earnings generated by the Company’s interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to, the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and interest-bearing liabilities so as to mitigate the effect of changes in the rate environment. Collateral values are periodically monitored to protect the credit extended and are subject to market fluctuations in our concentrated geographical area. The Company’s market risk profile has not changed significantly since December 31, 2004.
Item 4. Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC Filings. There were no material changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 5. Submission of Matters to a Vote of Securities Holders
The Annual Meeting of Stockholders was held on May 16, 2005. Of the 6,697,672 shares entitled to vote at the meeting, 5,737,538 voted. The following matters were voted on at the meeting.

Proposal 1:	To elect four members of the Board of Directors for three year terms as Class III directors until the Annual Meeting of Shareholders in 2008. Votes for each nominee were as follows:

Name	For	Withheld	Abstain
D. Ben Berry	5,660,972	76,566	—
Jimmie Dixon, Jr.	5,667,481	70,057	—
Charles R. Franklin, Jr.	5,666,589	70,949	—
Robert Y. Green	5,667,839	69,699	—

The following directors continue in office after the meeting:

William Brumsey, III James H. Ferebee, Jr. Robert Willard Luther, III Frances Morrisette Norrell W. C. Owens, Jr. Ollin B. Sykes Frank T. Williams Jerry T. Womack

Proposal 2:	Approval of the Company’s Omnibus Stock Ownership and Long Term Incentive Plan. Votes for the plan were as follows:

For	Against	Abstain	Broker Non-Vote

2,413,285	982,148	26,491	2,315,614
Item 6. Exhibits

Exhibit #	Description
10.0	Omnibus Stock Ownership and Long Term Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.

Date: August 5, 2005	By:	/s/ D. Ben Berry

D. Ben Berry President and Chief Executive Officer

Date: August 5, 2005	By:	/s/ Mark A. Holmes

Mark A. Holmes Senior Executive Vice President and Chief Financial Officer