Form 10-Q
period 2005-09-30
GATEWAY FINANCIAL HOLDINGS INC
filed 2005-11-14
CIK 1156953

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ended
Commission File Number 000 -33223
GATEWAY FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56 -2040581

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
1145 NORTH ROAD STREET, ELIZABETH CITY, NORTH CAROLINA 27909

(Address of principal executive office)
(252) 334-1511

(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2005, 7,467,116 shares of the issuer’s common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.
This report contains 21 pages.

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31,
	(Unaudited)	2004*
	(In thousands, except share data)
ASSETS
Cash and due from banks	$13,406	$9,028
Interest-earning deposits in other banks	3,382	1,245
Investment in securities available for sale, at fair value	71,224	92,608
Loans	590,439	381,956
Allowance for loan losses	(5,562)	(4,163)

NET LOANS	584,877	377,793

Accrued interest receivable	4,491	2,697
Stock in Federal Reserve Bank, at cost	722	722
Stock in Federal Home Loan Bank of Atlanta, at cost	3,877	2,321
Premises and equipment, net	27,110	18,895
Core deposit intangibles, net	3,003	3,169
Goodwill	7,473	7,473
Bank-owned life insurance	17,040	16,507
Other assets	3,674	3,270

TOTAL ASSETS	$740,279	$535,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits Demand	$78,818	$52,348
Savings	9,220	10,860
Money market and NOW	179,788	157,639
Time	320,232	185,412

TOTAL DEPOSITS	588,058	406,259
Short -term borrowings	6,202	35,861
Long -term borrowings	77,465	28,065
Accrued expenses and other liabilities	1,361	1,225

TOTAL LIABILITIES	673,086	471,410

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 10,000,000 shares authorized, 7,459,881 and 6,659,073 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	63,757	62,726
Deferred compensation – restricted stock	(61)	—
Retained earnings	4,117	1,813
Accumulated other comprehensive loss	(620)	(221)

TOTAL STOCKHOLDERS’ EQUITY	67,193	64,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$740,279	$535,728

*	Derived from audited consolidated financial statements.
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$9,885	$4,635	$24,683	$12,154
Investment securities available for sale:
Taxable	620	327	2,034	1,131
Tax-exempt	28	18	142	31
Interest-earning bank deposits	83	13	114	26
Other interest and dividends	46	37	163	97

Total Interest Income	10,662	5,030	27,136	13,439

Interest Expense
Money market, NOW and savings deposits	992	429	2,436	960
Time deposits	2,715	711	5,923	2,275
Short -term borrowings	32	182	881	916
Long -term borrowings	789	323	1,674	354

Total Interest Expense	4,528	1,645	10,914	4,505

Net Interest Income	6,134	3,385	16,222	8,934

Provision for Loan Losses	550	400	1,450	975

Net Interest Income After Provision for Loan Losses	5,584	2,985	14,772	7,959

Non -Interest Income
Service charges on deposit accounts	623	381	1,637	1,046
Mortgage operations	189	348	594	684
Gain on sale of securities	64	—	83	160
Gain on sale of loans	—	—	127	—
Loss on sale of premises and equipment	—	(30)	—	(30)
Insurance operations	610	569	1,789	1,461
Brokerage operations	147	119	431	327
Income from bank-owned life insurance	165	104	533	279
Other	209	97	537	238

Total Non -Interest Income	2,007	1,588	5,731	4,165

Non -Interest Expense
Personnel costs	2,943	1,970	8,095	5,425
Occupancy and equipment	1,163	704	3,350	2,071
Data processing fees	219	152	662	409
Other (Note 4)	1,706	977	4,342	2,356

Total Non -Interest Expense	6,031	3,803	16,449	10,261

Income Before Income Taxes	1,560	770	4,054	1,863
Income Tax Expense	545	223	1,335	492

Net Income	$1,015	$547	$2,719	$1,371

Net Income Per Common Share
Basic	$0.14	$0.11	$0.37	$0.32
Diluted	0.13	0.10	0.35	0.28

Weighted Average Shares Outstanding
Basic	7,406,861	5,197,289	7,384,022	4,348,345
Diluted	7,775,329	5,451,832	7,717,988	4,819,412
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Deferred	Accumulated
				Compensation	Other	Total
	Common Stock		Retained	- Restricted	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Stock	Loss	Equity
	(Amounts in thousands, except share data)
Balance at December 31, 2004	6,659,073	$62,726	$1,813	$—	$(221)	$64,318
Comprehensive income:
Net income	—	—	2,719	—	—	2,719
Other comprehensive loss:
Unrealized holding loss on available for sale securities	—	—	—	—	(399)	(399)

Total comprehensive income						66,638

Dividends ($.06 per share)	—	—	(415)	—	—	(415)
Deferred compensation — issuance of restricted stock	10,230	132	—	(132)	—	—
Shares issued in 11 for 10 stock split effected as a 10% stock dividend	671,740	—	—	—	—	—
Shares issued in exercise of stock options	118,838	887	—	—	—	887
Recognition of deferred compensation - restricted stock	—	—	—	71	—	71
Tax benefit from the exercise of stock options	—	12	—	—	—	12

Balance at September 30, 2005	7,459,881	$63,757	$4,117	$(61)	$(620)	$67,193

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$2,719	$1,371
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	166	79
Depreciation and amortization	1,255	903
Provision for loan losses	1,450	975
Loss on sale of bank premises and equipment	—	30
Gain on sale of loans	(127)	—
Gain on sale of investment securities available for sale	(83)	(160)
Deferred compensation — restricted stock	71	—
Earnings on bank-owned life insurance	(533)	(279)
Proceeds from sale of loans	2,536	—
Changes in assets and liabilities:
Increase in accrued interest receivable	(1,794)	(578)
Increase in other assets	(143)	(966)
Increase (decrease) in accrued expenses and other liabilities	136	(451)

Net Cash Provided by Operating Activities	5,653	924

Cash Flows from Investing Activities
Purchases of investment securities available for sale	(3,701)	(26,087)
Maturities, sales and calls of investment securities available for sale	24,344	33,674
Net increase in loans	(208,534)	(99,773)
Net loan originations	(2,409)	—
Purchases of premises and equipment	(9,294)	(3,558)
Proceeds from sale of bank premises and equipment	—	181
Purchase of FHLB stock	(1,556)	(880)
Purchase of bank-owned life insurance	—	(4,000)
Net cash paid in branch acquisitions	—	(140)

Net Cash Used by Investing Activities	(201,150)	(100,583)

Cash Flows from Financing Activities
Net increase in deposits	181,799	55,803
Net increase (decrease) in short term borrowings	(29,659)	26,200
Net increase in long term borrowings	49,400	1,600
Cash dividends paid	(415)	(10)
Proceeds from the exercise of common stock warrants	—	12,122
Proceeds from the exercise of stock options	887	311

Net Cash Provided by Financing Activities	202,012	96,026

Net Increase (Decrease) in Cash and Cash Equivalents	6,515	(3,633)

Cash and Cash Equivalents, Beginning	10,273	12,828

Cash and Cash Equivalents, Ending	$16,788	$9,195

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
The Bank is engaged in general commercial and retail banking in Eastern North Carolina and in the Tidewater area of Southeastern Virginia, operating under state banking laws and the rules and regulations of the Federal Reserve System and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.
The Bank has two wholly-owned subsidiaries, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency with offices in Edenton, Hertford, Elizabeth City, Moyock, Plymouth and Kitty Hawk, North Carolina.
The Company formed Gateway Capital Statutory Trust I in 2003 and Gateway Capital Statutory Trust II in 2004, both of which are wholly owned by the Company, to facilitate the issuance of trust preferred securities totaling $8.0 million and $7.0 million, respectively. Adoption of FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, resulted in the deconsolidation of these trust preferred subsidiaries. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts were included in long-term debt and the Company’s equity interest in the trusts was included in other assets. The deconsolidation of the trusts did not materially impact net income during 2004.
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
All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2005 and for the three month and nine month periods then ended, in conformity with accounting principles generally accepted in the United States of America.
The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.
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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 2 — Stock Compensation Plans
Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied. During the third quarter of 2005, 22,500 stock options were granted to employees at a weighted average price of $17.69 per share and 55,984 options were exercised by an employee and director at a weighted average price per share of $6.98. Year to date, 118,838 options have been exercised at a weighted average exercise price of $7.17 per share. Also, during the third quarter of 2005, 5,500 shares of restricted stock were issued with restrictions that expire July 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$1,015	$547	$2,719	$1,371
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	265	25	951	77

Pro forma	$750	$522	$1,768	$1,294

Basic earnings per share:
As reported	$0.14	$0.11	$0.37	$0.32
Pro forma	0.10	0.10	0.24	0.30

Diluted earnings per share:
As reported	$0.13	$0.10	$0.35	$0.28
Pro forma	0.10	0.10	0.23	0.27

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 3 — Commitments
In the normal course of business there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects commitments of the Company outstanding as of September 30, 2005. In addition, we expect our premises and equipment balance to increase over 25% over the current balance in the next 12 months for our building projects.

	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Undisbursed home equity credit lines	$38,583	$38,583	$—	$—	$—
Other commitments and credit lines	72,610	72,610	—	—	—
Undisbursed portion of construction loans	76,284	76,284	—	—	—
Standby letters of credit	3,819	3,819	—	—	—

Total other commitments	$191,296	$191,296	$—	$—	$—

Note 4 — Other Non-Interest Expense
The major components of other non -interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Postage, printing and office supplies	$416	$232	$1,015	$605
Advertising and promotion	151	167	324	307
Professional services	391	172	897	419
Other	748	406	2,106	1,025

	$1,706	$977	$4,342	$2,356

Note 5 — Comprehensive Income
A summary of comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Net income	$1,015	$547	$2,719	$1,371

Other comprehensive income (loss):
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	(232)	663	(399)	(125)

Total comprehensive income	$783	$1,210	$2,320	$1,246

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 6 — Per Share Results
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants and are determined using the treasury stock method.
The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average outstanding shares used for basic EPS	7,406,861	5,197,289	7,384,022	4,348,345

Plus incremental shares from assumed exercise of:
Stock options	364,522	254,470	331,585	233,985
Restricted stock	3,946	—	2,381	—
Warrants	—	73	—	237,082

Weighted average outstanding shares used for diluted EPS	7,775,329	5,451,832	7,717,988	4,819,412

No adjustments were required to be made to net income in the computation of diluted earnings per share. During the third quarter of 2005 none of the stock options that were granted were classified as antidilutive as of September 30, 2005. However, the 55,000 options granted during the second quarter are antidilutive as of September 30, 2005. On May 16, 2005, the Board of Directors approved an 11-for-10 stock split effected in the form of a stock dividend payable on June 20, 2005 to shareholders of record as of May 30, 2005. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect these stock splits.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 7 — Business Segment Reporting
In addition to its banking operations, the Company has two other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency. Set forth below is certain financial information for each segment and in total:

	Total	Banking	Brokerage	Insurance
	(Amounts in thousands)
Total Assets At September 30, 2005	$740,279	$738,267	$164	$1,848

Three Months Ended September 30, 2005
Net interest income	$6,134	$6,126	—	$8
Non -interest income	2,007	1,251	146	610

Total income	$8,141	$7,377	$146	$618

Net income	$1,015	$812	$55	$148

Three Months Ended September 30, 2004
Net interest income	$3,385	$3,382	$—	$3
Non -interest income	1,588	900	119	569

Total income	$4,973	$4,282	$119	$572

Net income	$547	$475	$2	$70

Nine Months Ended September 30, 2005
Net interest income	$16,222	$16,194	$—	$28
Non -interest income	5,731	3,512	430	1,789

Total income	$21,953	$19,706	$430	$1,817

Net income	$2,719	$2,236	$76	$407

Nine Months Ended September 30, 2004
Net interest income	$8,934	$8,930	$—	$4
Non -interest income	4,165	2,377	327	1,461

Total income	$13,099	$11,307	$327	$1,465

Net income	$1,371	$1,151	$56	$164

Note 8 — Reclassification
Certain amounts presented on the accompanying consolidated balance sheet as of December 31, 2004 have been reclassified to conform with the presentation as of September 30, 2005. The reclassifications had no effect on the net income or total stockholders’ equity as previously reported.

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
Financial Condition at September 30, 2005 and December 31, 2004
The Company continued its pattern of strong growth during the first nine months of 2005, with total assets increasing by $204.6 million, or 38.2%, to $740.3 million at September 30, 2005 from $535.7 million at December 31, 2004. This growth was principally reflected in increased loans. Total loans increased by $208.4 million, or 54.6%, from $382.0 million at December 31, 2004 to $590.4 million at September 30, 2005. This increase can be attributed to the addition of branches during the past 12 months and the seasoning of those branches. The investment in premises and equipment of $8.2 million is the result of our expansion of our branch network and operations center. The Company has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, were $87.9 million, or 11.9% of total assets, at September 30, 2005 as compared to $102.9 million, or 19.2% of total assets at December 31, 2004.
Funding for the growth in assets and loans was provided by increases of $181.8 million and $19.8 million, respectively, in deposit accounts and total borrowings. Total deposits increased 44.7%, from $406.3 million at December 31, 2004 to $588.1 million at September 30, 2005. Non interest bearing demand deposits increased by 50.7% or $26.5 million to $78.8 million at September 30, 2005 from $52.3 million at December 31, 2004. Savings, money market and NOW accounts increased by 12.2% or $20.5 million to $189.0 million, from the $168.5 million balance at December 31, 2004. Time deposits totaled $320.2 million at September 30, 2005 as compared to $185.4 million at December 31, 2004. Time deposits of more than $100,000 were $125.7 million, or 21.4% of total deposits at September 30, 2005 as compared with $56.6 million, or 13.9% of total deposits at December 31, 2004. The Company continued using brokered deposits to fund growth. The total dollars of brokered time deposits increased to $15.2 million as of September 30, 2005 compared to $12.8 million, of total deposits at December 31, 2004. However, as a percentage of total deposits, our brokered deposits decreased to 2.6% of total deposits as compared to 3.2% at December 31, 2004. Advances from the Federal Home Loan Bank of Atlanta increased from $37.6 million, of which $25.0 million was long term debt, to $62.2 million, of which $62.0 million was long term debt, during the first nine months of 2005, while federal funds purchased decreased from $10.9 million to $6.0 million outstanding during the nine months ended September 30, 2005.
Total stockholders’ equity increased by $2.9 million, as common stock increased $887,000 for shares issued in exercise of stock options, $132,000 for restricted stock issued less deferred compensation of $61,000, net income for the current nine months was $2.7 million and accumulated other comprehensive losses totaling $399,000 due to changes in the values of securities available for sale. Stockholders’ equity totaled $67.2 million at September 30, 2005. The Company paid cash dividends of $415,000 in the first nine months of 2005. The capital ratios of the Company and the Bank continue to be in excess of the minimums required to be deemed well-capitalized by regulatory authorities. The Company believes that the Bank would remain “well capitalized” under the new Federal Reserve Board guidelines.

Asset Quality
An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Balance at beginning of period	$5,048	$3,404	$4,163	$2,759

Provision charged to operations	550	400	1,450	975

Provision charged to branch acquisition	—	—	—	—

Charge -offs	(37)	(12)	(55)	(94)
Recoveries	1	1	4	153

Net (charge -offs) recoveries	(36)	(11)	(51)	59

Balance at end of period	$5,562	$3,793	$5,562	$3,793

The table sets forth, for the periods indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets. The accounting estimates for loan loss are subjective to changing economic conditions.

	September 30,	December 31,
	2005	2004
	(Amounts in thousands)
Nonaccrual loans	$76	$490
Restructured loans	—	—

Total nonperforming loans	76	490
Real estate owned	—	—

Total nonperforming assets	$76	$490

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	5,562	4,163
Nonperforming loans to period end loans	0.01%	0.13%
Allowance for loan losses to period end loans	0.94%	1.09%
Nonperforming assets to total assets	0.01%	0.09%
Nonaccrual loans totaled $76,000 as of September 30, 2005 compared to $490,000 as of December 31, 2004.
Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004
Overview. The Company reported net income of $1.0 million or $.13 per share (diluted) for the three months ended September 30, 2005, as compared with net income of $547,000 or $.10 per share (diluted) for the three months ended September 30, 2004, an increase of $468,000 or 85.6% in net income and $.03 or 30.0% in net income per share (diluted). During the second quarter a stock split effected as an 11 for 10 stock dividend was issued. In addition, a $0.02 per share cash dividend was paid during the third quarter. The Company’s primary focus (banking and insurance) continues to be on growth and development of its branch network and subsidiary operations through de novo construction and branch acquisition, sacrificing some profitability in the near term. The Bank opened two new branches in owned facilities in Virginia Beach, Virginia, in March and May 2005, increasing the number of full service banking branches to eighteen. The Company generated significantly higher levels of net interest income and non interest income in the 2005 period as compared to 2004. These increases were partially offset by increases in non interest expenses and income taxes. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2004 and

2005. Although the Company has operated in a period of increasing interest rates in 2005, net interest margin has improved over that from 2004.
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
Total interest income increased to $10.7 million for the three months ended September 30, 2005, a $5.7 million or 114.0% increase from the $5.0 million earned in the same three months of 2004. Total interest income benefited from strong growth in the level of average earning assets. Average total interest-earning assets increased $284.3 million, or 79.2%, for the third quarter of 2005 as compared to 2004, while the average yield increased by 100 basis points from 5.58% to 6.58%. Average total interest-bearing liabilities increased by $257.5 million, or 83.5%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 106 basis points from 2.12% to 3.18%, resulting in a 5 basis point decrease in the interest rate spread for the current three months as compared with the third quarter of 2004. For the three months ended September 30, 2005, the interest rate spread was 3.40% and the net interest margin was 3.78%. For the three months ended September 30, 2004, the interest rate spread was 3.45% and the net interest margin was 3.75%.
Provision for Loan Losses. The Company recorded a $550,000 provision for loan losses in the third quarter of 2005, representing an increase of $150,000 from the $400,000 provision made in the third quarter of 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the third quarters of both 2005 and 2004, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $58.2 million in the current three month period and by $22.9 million in the third quarter of 2004. Despite this growth, the Company’s level of nonperforming assets has increased by only $5,000 since June 30, 2005, thereby maintaining certain key loan portfolio performance indicators such as the ratio of nonperforming assets to total assets. At September 30, 2005 and December 31, 2004, respectively, the allowance for loan losses was $5.6 million and $4.2 million, representing 0.94% and 1.09%, respectively, of loans outstanding. Other than the nonaccrual loans discussed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.
Non-Interest Income. Non-interest income totaled $2.0 million for the three months ended September 30, 2005 as compared with $1.6 million for the three months ended September 30, 2004, an increase of $400,000 or 25.0%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage and brokerage operations. The principal reasons for the increase in total non-interest income for the current quarter were increases of $242,000 in service charges on deposit accounts, $64,000 in gains on the sale of securities, $28,000 in income from investments and $41,000 in income from insurance operations. The increase in service fees and charges resulted principally from the Company’s growth from period to period. Non-interest income also benefited from earnings on bank owned life insurance, which the Company purchased during the third and fourth quarter of 2004, totaling $165,000 during the third quarter of 2005 as compared to $104,000 for the same period of 2004. Income from mortgage operations decreased $159,000 to $189,000 from $348,000 as a result of the loss of mortgage income from Sidus, LLC which was sold in the fourth quarter of 2004.
Non-Interest Expenses. Non-interest expenses totaled $6.0 million for the three months ended September 30, 2005, an increase of $2.2 million or 57.9% over the $3.8 million reported for the third three months of 2004. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the current quarter associated with new hires. For the three months, personnel costs increased by $973,000, or 48.6% to $2.9 million from $2.0 million, while the costs of occupancy and equipment increased by $459,000, or 65.2% to $1.2 million from $704,000.

Provision for Income Taxes. The Company’s effective tax rate was 35% and 29% for the three months ended September 30, 2005 and 2004, respectively. As a result of the Company’s sustained pattern of profitability, the previously established deferred tax valuation allowance was reduced during 2004, thereby decreasing the Company’s effective tax rate during the 2004 period.
Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and 2004
Overview. The Company reported net income of $2.7 million or $.35 per share (diluted) for the nine months ended September 30, 2005, as compared with net income of $1.4 million or $.28 per share (diluted) for the nine months ended September 30, 2004, an increase of $1.3 million or 92.9% in net income and $.07 or 25.0% in net income per share (diluted). During the second quarter a stock split effected as an 11 for 10 stock dividend was issued in addition to a $0.02 per share cash dividend paid in each of the three quarters. The Company’s primary focus (banking and insurance) continues to be on growth and development of its branch network and subsidiary operations through de novo construction and branch acquisition, sacrificing some profitability in the near term. The Bank opened two new branches in owned facilities in Virginia Beach, Virginia, in March and May 2005, increasing the number of full service banking branches to eighteen. In addition, we expect our premises and equipment balance to increase over 25% of the current balance in the next 12 months for our anticipated building projects. The Company generated significantly higher levels of net interest income and non interest income in the 2005 period as compared to 2004. These increases were partially offset by increases in non interest expenses and income taxes. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the branch expansion during 2004 and 2005.
Net Interest Income Net interest income increased to $16.2 million for the nine months ended September 30, 2005, a $7.3 million or 82.0% increase from the $8.9 million earned in the same nine months of 2004. Total interest income benefited from strong growth in the level of average earning assets and an increase in net interest margin. Average total interest-earning assets increased $243.8 million, or 73.4%, for the first third quarters of 2005 as compared to 2004, while the average yield increased by 89 basis points from 5.41% to 6.30%. Average total interest-bearing liabilities increased by $214.1 million, or 73.2%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 82 basis points from 2.06% to 2.88%, resulting in a 7 basis point increase in the interest rate spread for the current nine months as compared with the first nine months of 2004. For the nine months ended September 30, 2005, the interest rate spread was 3.42% and the net interest margin was 3.77%. For the nine months ended September 30, 2004, the interest rate spread was 3.35% and the net interest margin was 3.59%.

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

	For the Nine Months Ended September 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest — earning assets:
Loans	$490,060	$24,683	6.73%	$285,167	$12,154	5.69%
Interest — earning deposits	4,592	114	3.32%	3,010	26	1.15%
Investment securities available for sale:
Taxable	70,498	2,034	3.86%	39,461	1,131	3.84%
Tax — exempt	5,857	142	3.24%	1,162	31	3.56%
FHLB/FRB stock	4,741	163	4.60%	3,184	97	4.07%

Total interest — earning assets	575,748	27,136	6.30%	331,984	13,439	5.41%

Other assets	64,936			41,387

Total assets	$640,684			$373,371

Interest — bearing liabilities:
Deposits:
Savings, NOW and money market	$174,890	2,436	1.86%	$102,633	960	1.25%
Time deposits	243,087	5,923	3.26%	125,174	2,275	2.43%
Short — term borrowings	37,951	881	3.10%	20,340	305	2.00%
Long- term borrowings	50,639	1,674	4.42%	44,287	965	2.91%
						[a]aa[a][a][a][a] [a]

Total interest — bearing liabilities	506,567	10,914	2.88%	292,434	4,505	2.06%
						[a]aa[a][a][a][a] [a]
Demand deposits	67,467			49,100
Other liabilities	1,253			651
Stockholders’ equity	65,397			31,186

Total liabilities and stockholders’ equity	$640,684			$373,371

Net interest income and interest rate spread		$16,222	3.42%		$8,934	3.35%

Net interest margin			3.77%			3.59%

Ratio of average interest — earning assets to average interest — bearing liabilities	113.66%			113.52%

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

	Nine Months Ended
	September 30, 2005 vs. September 30, 2004
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$9,526	$3,003	$12,529
Interest-earning deposits	26	62	88
Investment securities available for sale:
Taxable	893	10	903
Tax-exempt	120	(9)	111
FHLB/FRB stock	50	16	66

Total interest income	10,615	3,082	13,697

Interest expense:
Deposits:
Savings, NOW and money market	841	635	1,476
Time deposits	2,508	1,140	3,648
Short -term borrowings	336	240	576
Long -term borrowings	175	534	709

Total interest expense	3,860	2,549	6,409

Net interest income increase	$6,755	$533	$7,288

Provision for Loan Losses. The Company recorded a $1.5 million provision for loan losses in the first nine months of 2005, representing an increase of $475,000 from the $975,000 provision made in the first nine months of 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2005 and 2004, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $208.5 million in the current nine month period and by $99.9 million in the first nine months of 2004. Despite this growth, the Company’s level of nonperforming assets has decreased by $414,000 since December 31, 2004, thereby resulting in improvements to certain key loan portfolio performance indicators such as the ratio of nonperforming assets to total assets. At September 30, 2005 and December 31, 2004, respectively, the allowance for loan losses was $5.6 million and $4.2 million, representing 0.94% and 1.09%, respectively, of loans outstanding. Other than the nonaccrual loans discussed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.
Non-Interest Income. Non-interest income totaled $5.7 million for the nine months ended September 30, 2005 as compared with $4.2 million for the nine months ended September 30, 2004, an increase of $1.5 million or 35.7%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage and brokerage operations. The principal reasons for the increase in total non-interest income for the current quarter were increases of $591,000 in service charges on deposit accounts, $254,000 in income from bank owned life insurance, $127,000 from the sale of loans, $104,000 in income from investment operations, $328,000 in income from insurance operations and a $299,000 increase in other various bank fee income. The increase in service fees and charges resulted principally from the Company’s growth from period to period. The increase in 2005 income from insurance operations is due to the May 2004 acquisition of Whitehurst Insurance Agency, Inc., which has branches in Elizabeth City, Edenton and Moyock, North Carolina. Non-interest income also benefited from earnings on bank owned life insurance, which the Company purchased during the third and fourth quarter of 2004, totaling $533,000 during the first nine months of 2005 as compared to $279,000 for the same period of 2004. Income from mortgage operations decreased $90,000 or 13.2% to $594,000 from $684,000 as a result of selling Sidus, LLC which reduced the level of mortgage income. Additionally, gains on the sale of securities decreased $77,000 to $83,000 in the 2005 period from $160,000 in the 2004 period.
Non-Interest Expenses. Non-interest expenses totaled $16.5 million for the nine months ended September 30, 2005, an increase of $6.2 million or 60.2% over the $10.3 million reported for the first nine months of 2004. Substantially all of this increase resulted from the Bank’s growth and development, and reflects the additional expenses in the nine months associated with new hires and the opening of new branches. For the nine months, personnel costs increased by $2.7 million, or 50.0% to $8.1 million from $5.4 million, while the costs of occupancy and equipment increased by $1.3 million, or 61.9% to $3.4 million from $2.1 million.
Provision for Income Taxes. The Company’s effective tax rate was 33% and 26% for the nine months ended September 30, 2005 and 2004, respectively. As a result of the Company’s sustained pattern of profitability, the previously established deferred tax valuation allowance was reduced during 2004, thereby decreasing the Company’s effective tax rate during the 2004 period.
Liquidity and Capital Resources
The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at September 30, 2005, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $120.9 million, with $62.2 million outstanding, federal funds lines of credit with other financial institutions in the amount of $28.9 million, with $6.0 million outstanding.
Total deposits were $588.1 million and $406.3 million at September 30, 2005 and December 31, 2004, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits and borrowings as a source of funds. Time deposits are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At September 30, 2005 and December 31, 2004, time deposits represented 54.4% and 45.6%, respectively, of the Company’s total deposits. Time deposits of $100,000 or more represented 24.0% and 13.8%, respectively, of the Bank’s total deposits at September 30, 2005 and December 31, 2004. At September 30, 2005, the Company had $9.1 million in deposits from twelve public units and $15.2 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.
Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily investment grade securities is sued by the federal government and its agencies, investment grade corporate securities and investment grade mortgage-backed securities.
At September 30, 2005 and September 30, 2004, the Company’s Tier 1 leverage ratio was 10.22% and 11.91%, respectively. All capital ratios place the Company and the Bank well in excess of the minimum required to be deemed well-capitalized by regulatory measures.
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation (SFAS No. 123(R)).” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. This Statement was amended on April 14, 2005 to make the provisions of this Statement effective at the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) on January 1, 2006. At the present time, considering that substantially all outstanding options are scheduled to vest prior to the adoption of SFAS No. 123(R) management does not expect this statement to have a significant effect on our consolidated financial statements during 2006. However, the Company may grant additional stock options in future periods, the result of which may have a significant effect on our consolidated financial statements.
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

Part II. OTHER INFORMATION
Item 6. Exhibits

Exhibit #	Description
10.0	2005 Omnibus Stock Ownership and Long Term Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a -14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a -14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.
Date: November 10, 2005	By:	/s/ D. Ben Berry
D. Ben Berry
President and Chief Executive Officer

Date: November 10, 2005	By:	/s/ Mark A. Holmes
Mark A. Holmes
Senior Executive Vice President and Chief Financial Officer