Form 10-K
period 2005-12-31
GATEWAY FINANCIAL HOLDINGS INC
filed 2006-03-31
CIK 1156953

U. S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

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
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act).

large accelerated filer ☐	accelerated filer ☑	non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Act). Yes ☐       No ☑
State issuer’s revenues for its most recent fiscal year $47.7 million.
The aggregate market value of the registrant’s Common Stock at March 22, 2006, held by those persons deemed by the registrant to be non-affiliates, was approximately $138.8 million.
As of March 22, 2006, (the most recent practicable date), the registrant had outstanding 9,493,440 shares of common stock, no par value per share.
Documents Incorporated By Reference

	Document	Where Incorporated
1.	Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2006 to be mailed to shareholders within 120 days of December 31, 2005.	Part III

Form 10-K Table of Contents

PART I
ITEM 1. — DESCRIPTION OF BUSINESS
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
Since inception, we have aggressively pursued the primary objective of building a full-service commercial banking operation, while effectively supplementing our banking activities with other financial services intended to generate significant non-interest income. Accordingly, a key component of our growth strategy has been expanding our franchise through the opening of newly constructed financial centers and strategic financial center acquisitions. The bank serves its customers from eighteen full-service financial centers located in Elizabeth City (3), Edenton, Kitty Hawk, Moyock, Nags Head, Plymouth and Roper, North Carolina, and Chesapeake (2), Emporia, Suffolk and Virginia Beach (5), Virginia. During 2005, we added two full-service de novo financial centers, both in Virginia Beach, Virginia. During the first half of 2006, we expect to open 6 new full-service financial centers. On January 4, 2006 we opened our first financial center in Raleigh and expect to open a newly constructed financial center in Southern Shores, North Carolina. In addition, we expect to open full-service financial centers in Norfolk, Chesapeake and Virginia Beach, Virginia. Consistent with our long-range strategic objectives, we will continue to consider acquisition opportunities including whole bank or financial center locations. We will also continue to explore de novo financial center opportunities in markets that we consider attractive.
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
Since inception, we have concentrated our efforts on building a franchise and infrastructure that can deliver and sustain long-term profitability. We achieved our first profitable quarter during the three months ended March 31, 2001 and have now remained profitable in sixteen consecutive quarters, producing net income of $547,000 in 2001, $627,000 in 2002, $1.2 million in 2003, $2.0 million in 2004 and $3.9 million during the twelve months ended December 31, 2005. While we anticipate continued profitability, future expansion activity can be expected to generate significant additional costs that can negatively impact earnings as we pursue our growth strategies.
Market Area and Growth Strategy
Our current market area consists of the following four geographic regions: (1) the Greater Metropolitan Hampton Roads area of Virginia; (2) the geographically contiguous Northeastern coastal region of North Carolina, including the Outer Banks; (3) Southeastern North Carolina (includes Wilmington); and (4) Central North Carolina (includes Raleigh). The Greater Metropolitan Hampton Roads area, which includes the cities of Norfolk, Virginia Beach, Suffolk and Chesapeake, is the second largest urban concentration in the southern United States with a 2004 population, estimated by the U.S. Census Bureau, of over 1.6 million. Additionally, Virginia Beach is the largest city, as measured by population, in the Commonwealth of Virginia. The Northeastern coastal region of North Carolina is a bedroom community for the Greater Metropolitan Hampton Roads area and the Outer Banks includes such prime vacation areas as Corolla, Duck, Kitty Hawk, Kill Devil Hills, Manteo, Nags Head, and Southern Shores. According to the Environmental Systems Research Institute (“ESRI”), a leading national demographic forecaster, the projected population growth from 2005 to 2010 in our banking markets is 7.8% compared to 6.3% for the entire United States. Based upon data from the Federal Deposit Insurance Corporation as of June 30, 2005, our bank’s total deposits ranked 4th among financial institutions in our markets of operation (as defined by zip code), representing approximately 9.1% of the total deposits in those markets.
We emphasize personalized service, access to decision makers, and a quick turn around time on lending decisions. Our slogan is “Real People . . . Real Solutions.” We have a management team with extensive experience in our local markets. We intend to leverage the core relationships we build by providing a variety of services to our customers. With that focus, we target:
•	Small-and medium-sized businesses;

•	Professionals and middle managers of locally based companies;

•	Residential real estate developers; and

•	Individual consumers.
We believe that these segments are the most under-served by local financial centers of regional and super-regional financial institutions. We also intend to continue to diversify our revenue in order to continue to generate significant non-interest income. We presently offer investment brokerage and insurance services, and we originate mortgage loans for sale in the secondary market. Our non-interest income represented 23.0% of our total revenue for the year ended December 31, 2004 and 16.9% for the year ended December 31, 2005. We believe that the profitability of these added businesses and services, not just the revenue generated, is critical to our success. The non-bank businesses represented approximately 20% of net income for the year ended December 31, 2004 and 18.1% for the year ended December 31, 2005.
We believe that economic growth and bank consolidation have created a growing number of businesses and consumers in need of high quality banking and other financial services delivered with personalized attention. Consolidation in the banking market has dislocated experienced and talented management and lending personnel. As a result, we believe we have a substantial opportunity to attract experienced management, loan officers and banking customers both within our current markets and other markets in which we might expand in Virginia and North Carolina. Our business plan is to capitalize on this opportunity by developing a financial center network in growing areas within Virginia and North Carolina where we can hire experienced bankers with a loyal following of deposit and loan customers. Our plan has been to start new financial centers after we have identified either an experienced banker who will have responsibility for that market or an existing office in a location with favorable growth characteristics that is being sold by another bank. We believe that it takes a combination of an attractive location and experienced, talented people to be successful in expanding our franchise. We intend to build upon existing relationships and create new relationships and new markets by de novo expansion, further financial center acquisitions, or potential whole bank acquisitions which make strategic and economic sense.
We intend to achieve our primary goal of maximizing long-term returns to shareholders by focusing on the following objectives:
•	Emphasize relationship banking. We have been successful in building client relationships because our regional model enables us to deliver products and services that are comparable to that of our largest competitors and high customer service levels that are most commonly associated with a community bank. Each of the bank’s four regions has its own President whose knowledge of the region, presence in the community and ability to make prompt credit decisions, strengthens our ability to develop local relationships. We typically render commercial loan decisions within 48 hours and retail loans within an hour. Localized decision making and personalized customer service form the core of our relationship banking strategy, and we plan to maintain this approach as we continue to grow in both our existing markets and additional markets

•	Grow organically in our existing markets. Our markets have been subject to significant bank consolidation. We believe there is a large customer base in our markets that prefers doing business with a local institution and may be dissatisfied with the service received from larger regional and super-regional banks. By providing our customers with personalized service and a big bank product suite, we expect to continue our strong growth. We believe the success of our strategy is evidenced by the growth of our deposits from approximately $115.7 million at December 31, 2001 to approximately $646.3 million at December 31, 2005, and net loans, which increased from approximately $105.8 million at December 31, 2001 to approximately $660.4 million at December 31, 2005.

•	Expand franchise in high growth markets. We will actively consider both acquisitions and de novo financial center opportunities in existing and new market areas. Since December 31, 2001, we have successfully integrated four acquired financial centers and have opened ten de novo financial centers. We are focused on markets in eastern Virginia and eastern North Carolina that possess favorable growth characteristics and in which we have identified experienced bankers to help execute our strategy. For example, we have currently targeted the MSAs of Raleigh and Wilmington, North Carolina. According to ESRI, the MSA of Raleigh has a projected population growth of 15.8% for 2005 to 2010. The MSA of Wilmington has a projected population growth of 12.3% from 2005 to 2010. On January 4, 2006 we opened our first financial center in Raleigh and expect to open a newly constructed financial center in Southern Shores, North Carolina. Additionally, we currently intend to open five additional new financial centers in 2006.

•	Grow insurance agency through acquisitions. Our independent insurance agency was created through the acquisition and integration of three independent insurance agencies. Since December 31, 2001, we have successfully integrated the further acquisitions of an insurance agency, the Outer Banks business of another insurance agency, and an insurance premium finance agency. We will actively consider acquisitions in both our existing market areas and in other growing markets in eastern Virginia and eastern North Carolina that have favorable market demographics for our insurance agency subsidiary.

•	Improve our core profitability. We believe as we grow our franchise that we will be able to take advantage of the economies of scale typically enjoyed by larger organizations. As our financial center network matures and the pace of our expansion slows, our profitability should improve. We believe the investments we have made in our financial center network and technology infrastructure are sufficient to support a much larger organization, and therefore believe increases in our expense base going forward should be lower than our proportional increase in assets and revenues.

•	Continue our disciplined execution. We believe our success as a banking organization depends on a disciplined approach to originating loans and monitoring the performance of our loan portfolio. Despite our growth, we have consistently maintained strong asset quality. We believe our strong asset quality is the result of conservative underwriting standards, experienced loan officers and the strength of the local economies in which we operate. At December 31, 2005, our non-performing assets as a percentage of total assets were 0.02% and our ratio of net charge-offs to average loans was 0.02%. Our year-end non-performing assets as a percentage of total assets have not exceeded 0.67% in any of the past five years.
Competition
Our subsidiary bank faces considerable competition in its market areas for deposits and loans from other depository institutions. Many of the bank’s depository institution competitors have substantially greater resources, broader geographic markets, and higher lending limits than the bank and are also able to provide more services and make greater use of media advertising. In recent years, intense market demands, economic pressures, and increased customer awareness of products and services, and the availability of electronic services have forced banks to diversify their services and become more cost-effective. Also, with the elimination of restrictions on interstate banking, our bank may be required to compete with out-of-state financial institutions that are not presently in its market area. Our bank presently faces strong competition in attracting and retaining deposits and loans. Based upon FDIC data as of June 30, 2005, in the Greater Hampton Roads Metropolitan Statistical Area, there were 351 financial centers operated by 31 banking institutions with approximately $16.0 billion in deposits. Our bank’s total deposits ranked 4th among financial institutions in our markets of operation (as defined by zip code), representing approximately 9.1% of the total deposits in those markets.
The bank also competes with credit unions, brokerage firms, insurance companies, money market mutual funds, consumer finance companies, mortgage companies and other financial companies, some of which are not subject to the same degree of regulation and restrictions as the bank in attracting deposits and making loans. Interest rates on deposit accounts, convenience of facilities, products and services, and marketing are all significant factors in the competition for deposits. Competition for loans comes from other commercial banks, savings institutions, insurance companies, consumer finance companies, credit unions, mortgage banking firms and other institutional lenders. We primarily compete for loan originations through our handling of loans and the overall quality of service. Competition is affected by the availability of lendable funds, general and local economic conditions, interest rates, and other factors that are not readily predictable.
We expect competition will continue in the future due to statewide financial center laws and the entry of additional bank and nonbank competitors in our markets.

Other Products and Services
Other Banking Products and Services.
To enable our bank to offer more personalized service to its customers, we offer a range of products and services, including 24-hour internet banking, direct deposit, travelers’ checks, safe deposit boxes, United States savings bonds and automatic account transfers. We earn fees for most of these services. We also receive ATM transaction fees from transactions performed by our customers participating in a shared network of automated teller machines and a debit card system that our customers can use throughout our market areas and in other states.
Other Financial Services.
Through its subsidiary, Gateway Investment Services, Inc., our bank uses a networking arrangement to make available securities brokerage products to its customers. We also offer property, casualty, life and health insurance products to businesses and individuals through our bank’s insurance subsidiary, Gateway Insurance Services, Inc. Gateway Insurance Services is an independent insurance agency that does not engage in insurance underwriting. It has offices in Edenton, Hertford, Elizabeth City, Moyock, Plymouth and Kitty Hawk, North Carolina.
Employees
The Company had 245 full-time equivalent employees at December 31, 2005. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.
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
Gateway Financial Holdings, Inc.
GFH is a bank holding company that has elected to be treated as a financial holding company. As a bank holding company under the Bank Holding Company Act of 1956, as amended, GFH is registered with and subject to regulation by the Federal Reserve. GFH is required to file annual and other reports with, and furnish information to, the Federal Reserve. The Federal Reserve conducts periodic examinations of GFH and may examine any of its subsidiaries, including the Bank.
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
Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of

December 31, 2005, GFH’s Tier 1 leverage capital ratio and total capital were 13.73% and 15.17%, respectively.
The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2005, the Federal Reserve had not advised GFH of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.
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
Gateway Bank & Trust Co.
The Bank is subject to various requirements and restrictions under the laws of the United States and the State of North Carolina. As a North Carolina bank, the Bank is subject to regulation, supervision and regular examination by the North Carolina Banking Commission. As a member of the Federal Reserve, the Bank is subject to regulation, supervision and regular examination by the Federal Reserve. The North Carolina Banking Commission and the Federal Reserve have the power to enforce compliance with applicable banking statutes and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank.
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
Financial Centers. All banks located in North Carolina are authorized to financial center statewide. Accordingly, a bank located anywhere in North Carolina has the ability, subject to regulatory approval, to establish financial center facilities near any of our facilities and within our market area. If other banks were to establish financial center facilities near our facilities, it is uncertain whether these financial center facilities would have a material adverse effect on our business.
Federal law provides for nationwide interstate banking, and subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. Applicable North Carolina statutes permit regulatory authorities to approve de novo financial center in North Carolina by institutions located in states that would permit North Carolina institutions to financial center on a de novo basis into those states. Federal regulations prohibit an out-of-state bank from using interstate financial center authority primarily for the purpose of deposit production. These regulations include guidelines to insure that interstate financial centers operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the host state communities served by the out-of-state bank.
Pursuant to a regulatory agreement between the state banking regulatory authorities in North Carolina and Virginia, we are permitted to open and operate financial centers in Virginia. The Virginia banking regulator has the opportunity to comment on our operations in Virginia, but the bank’s Virginia operations are subject to regulation, supervision and regular examination by the North Carolina Commissioner of Banks.
Reserve Requirements. Pursuant to regulations of the Federal Reserve, the bank must maintain average daily reserves against its transaction accounts. No reserves are required to be maintained on the first $7.8 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $7.8 million and $48.3 million, and additional reserves must be maintained on aggregate balances in excess of $48.3 million in an amount equal to 10% of excess. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2005, the bank met its reserve requirements.
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
Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowings, control of borrowings, open market transactions in United States government securities, the imposition of and changes in reserve requirements against member banks and deposits and assets of foreign financial centers, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the monetary policies available to the Federal Reserve. Those monetary policies influence to a significant extent the overall growth of all bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits in order to mitigate recessionary and inflationary pressures. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.
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
The ability of the Bank to pay dividends is restricted under applicable law and regulations. Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if payment of the dividend would cause the Bank’s surplus to be less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the Federal Deposit Insurance Corporation.
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
Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. Federal “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or more, a core capital ratio of six percent or more and a leverage ratio of five percent or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of eight percent or more, a core capital ratio of four percent or more and a leverage ratio of four percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of three percent or more). Under these regulations, a bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than eight percent, a core capital ratio of less than four percent or a leverage ratio of less than three percent. Under these regulations, a bank is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than six percent, a core capital ratio of less than three percent and a leverage ratio of less than three percent. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a leverage ratio of less than or equal to two percent. In addition, the applicable federal banking agency has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. If a state member bank, such as the Bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the Federal Reserve. An undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new financial center office, except under certain circumstances, including the acceptance by the Federal Reserve of a capital restoration plan for that bank.
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
Future legislation and regulations.
GFH’s management and the Bank’s management cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof. Any change in applicable law or regulation, state or federal, may have a material adverse effect on their business.

ITEM 1A — RISK FACTORS
An investment in our common stock involves risks. Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10K and information incorporated by reference in this Form 10K, including our consolidated financial statements and related notes. If any of the following risks or other risks which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. This could cause the price of our stock to decline, and shareholders could lose part or all of their investment. This Form 10K contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in our forward-looking statements.
Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
     We intend to continue pursuing a significant growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.
     Our business is subject to the success of the local economies where we operate.
     Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Adverse economic conditions in our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
     Any adverse market or economic conditions in Virginia and North Carolina may disproportionately increase the risk that our borrowers will be unable to make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in Virginia and North Carolina could adversely affect the value of our assets, our revenues, results of operations and financial condition.
     We may face risks with respect to future expansion.
     As a strategy, we have sought to increase the size of our franchise by aggressively pursuing business development opportunities, and we have grown rapidly since our incorporation. We have purchased a number of banking offices of other financial institutions as a part of that strategy and have acquired a number of insurance agencies. We may acquire other financial institutions and insurance agencies or parts of those entities in the future. Acquisitions and mergers involve a number of risks, including:
•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target entity may not be accurate;

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible ownership and economic dilution to our current shareholders and to investors purchasing common stock in this offering;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.
     We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock, and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders and to investors purchasing common stock in this offering. There is no assurance that, following any future mergers or acquisition, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.
If the value of real estate in our core market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.
     With most of our loans concentrated in the Greater Metropolitan Hampton Roads area of Virginia and the geographically contiguous Northeastern coastal region of North Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.
     In addition to the financial strength and cash flow characteristics of the borrower in each case, the bank often secure loans with real estate collateral. At December 31, 2005, approximately 86.5% of the bank’s loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
An inadequate allowance for loan losses would reduce our earnings and capital.
     Our loan losses could exceed the allowance for loan losses we have set aside. Our average loan size continues to increase. Reliance on historic loan loss experience may not be indicative of future loan losses. Approximately 62.4% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of our loan collateral and problems affecting the credit of our borrowers.
     Management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the bank to increase the allowance for loan losses as a part of their examination process, the bank’s earnings and capital could be significantly and adversely affected.
A significant part of our loan portfolio is unseasoned.
     Since the beginning of 2004, our loan portfolio has grown by approximately $435 million. It is difficult to assess the future performance of this part of our loan portfolio due to the recent origination of these loans. Industry experience shows that it takes several years for loan difficulties to become apparent. We can give no assurance that these loans will not become non-performing or delinquent, which could adversely affect our future performance.
Our reliance on time deposits, including out-of-market certificates of deposit, as a source of funds for loans and our other liquidity needs could have an adverse effect on our operating results.

     Among other sources of funds, we rely heavily on deposits for funds to make loans and provide for our other liquidity needs. However, our loan demand has exceeded the rate at which we have been able to build core deposits so we have relied heavily on time deposits, including out-of-market certificates of deposit, as a source of funds. Those deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract or keep them or to replace them with other deposits or with funds from other sources. Not being able to attract those deposits or to keep or replace them as they mature would adversely affect our liquidity. Paying higher deposit rates to attract, keep or replace those deposits could have a negative effect on our interest margin and operating results.
The building of market share through our de novo financial center strategy could cause our expenses to increase faster than our revenues.
     We intend to continue to build market share through our de novo financial center strategy. On January 4, 2006 we opened our first financial center in Raleigh and expect to open a newly constructed financial center in Southern Shores, North Carolina. In addition, we currently intend to open five additional new financial centers in 2006. There are considerable costs involved in opening financial centers. New financial centers generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our new financial centers can be expected to negatively impact our earnings for some period of time until the financial centers reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new financial centers. Finally, we have no assurance our new financial centers will be successful even after they have been established.
Our recent results may not be indicative of our future results.
     We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally stable interest rate environment, a strong residential mortgage market, or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.
We may be adversely affected by interest rate changes.
     Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense, our largest recurring expenditure. Net interest income is the difference between income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits and our borrowings, including our outstanding junior subordinated debentures. We may not be able to effectively manage changes in what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. The Federal Reserve has made significant changes in interest rates during the last few years. Since rates charged on loans often tend to react to market conditions faster than do rates paid on deposit accounts, these rate changes may have a negative impact on our earnings until we can make appropriate adjustments in our deposit rates. In addition, there are costs associated with our risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.
Our operations and customers might be affected by the occurrence of a natural disaster or other catastrophic event in our market area.
     Because substantially all of our loans are with customers and businesses located in the coastal portions of Virginia and North Carolina, catastrophic events, including natural disasters, such as hurricanes which historically have struck the east coast of the United States with some regularity, or terrorist attacks, could disrupt our operations. Any of these natural disasters or other catastrophic events could have a negative impact on most or all of our offices and customer base, as well as the strength of our loan portfolio. Even though we carry business interruption insurance policies, make contingency plans and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.
Competition from financial institutions and other financial service providers may adversely affect our profitability.
     The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.
     We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will be successful.
We are subject to extensive regulation that could limit or restrict our activities.
     We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.
     The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank and financial holding companies, our cost of compliance could adversely affect our ability to operate profitably. The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we may experience greater compliance costs.
Our directors and executive officers own a significant portion of our common stock
     Our directors and executive officers, as a group, beneficially owned approximately 14.9% of our outstanding common stock as of December 31, 2005 (24.0% upon the exercise of outstanding vested options). As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.
Our continued success is dependent upon the services of our management team.
     Our future success and profitability is substantially dependent upon the management and banking abilities of our senior executives. We believe that our continued growth and future results will depend in part upon our attracting and retaining highly skilled and qualified management and sales and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. We also cannot guarantee that members of our executive management team will remain with us. The Chief Financial Officer, who had served in that capacity since the opening of the bank, voluntarily submitted his resignation to terminate his employment with us in November 2005. His replacement assumed his responsibilities in January 2006. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.
Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

     We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Our have conducted two public stock offerings since October 2004 to support our continued growth. We may at some point need to again raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.
Our future capital needs could result in dilution of your investment.
     Our board of directors may determine from time to time there is a need to obtain additional capital through the issuance of additional shares of our common stock or other securities. These issuances would likely dilute the ownership interests of the investors in this offering and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.
The trading volume in our common stock is low and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.
     The average daily trading volume of our shares on The Nasdaq National Market for the three months ended February 23, 2006 was approximately 21,000 shares. Lightly traded stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained after this offering. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.
     We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.
Our ability to pay dividends is limited and we may be unable to pay future dividends.
     Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our bank subsidiary to pay dividends to us is limited by their obligations to maintain sufficient capital and by other general restrictions on their dividends under federal and state bank regulatory requirements. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock.
Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.
     We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2005, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $15.5 million. Payments of the principal and interest on the trust preferred securities of this special purpose trust are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trust are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.
Certain provisions under our Articles of Incorporation and applicable law may make it difficult for others to obtain control of our corporation even if such a change in control may be favored by some shareholders.

     Certain provisions in our Articles of Incorporation and applicable North Carolina corporate and banking law may have the effect of discouraging a change of control of GFH even if such a transaction is favored by some of our shareholders and could result in shareholders receiving a substantial premium over the current market price of our shares. The primary purpose of these provisions is to encourage negotiations with our management by persons interested in acquiring control of our corporation. These provisions may also tend to perpetuate present management and make it difficult for shareholders owning less than a majority of the shares to be able to elect even a single director.
Our securities are not FDIC insured.
     Our common stock is not a savings or deposit account or other obligation of the bank, and is not insured by the Bank Insurance Fund of Federal Deposit Insurance Corporation or any other governmental agency and is subject to investment risk, including the possible loss of principal.
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
     The Company currently operates out of the banking and insurance offices as set forth below:

	Approximate Square	Year Established/
Office Location	Footage	Acquired
Edenton — 344 Virginia Road (4)	2,400	2002
Elizabeth City — 1145 North Road Street (1)	9,000	1999
Elizabeth City — 1141 North Road Street (6)	6,000	2001
Elizabeth City — 1404 West Ehringhaus Street (3)	2,000	2003
Elizabeth City — 400 West Ehringhaus Street (4)	5,000	2004
Elizabeth City — 802 West Ehringhaus Street (2)	3,200	2004
Hertford — 147 North Church Street (2)	2,000	2002
Kitty Hawk — 3600 Croatan Highway (1)	6,500	2002
Moyock — 100 Moyock Commons Drive (4)	4,000	2004
Nags Head — 2808 S. Croatan Highway (5)	4,800	2004
Plymouth — 433 U.S. Highway 64 East (4)	5,200	2000
Roper — 102 W. Buncomb Street (3)	550	2000
Chesapeake — 111 Gainsbourgh Square (5)	7,200	2002
Chesapeake — 575 Cedar Road (3)	2,400	2003
Emporia — 5205 Main Street (3)	6,500	2004
Suffolk — 2825 Godwin Drive (3)	3,200	2004
Virginia Beach — 4460 Corporation Lane, Suite 100 (3)	4,000	2000
Virginia Beach — 3001 Shore Drive (3)	2,000	2003
Virginia Beach — 713 Independence Boulevard (3)	2,200	2003
Virginia Beach — 1580 Laskin Road (5)	7,500	2005
Virginia Beach — 2098 Princess Anne Road (3)	2,500	2005

(1)	Includes banking, investment brokerage and insurance services.

(2)	Insurance services only.

(3)	Banking services only.

(4)	Only banking and insurance services.

(5)	Only banking and investment brokerage services.

(6)	Operations building.
The properties we own, including land, buildings and improvements, furniture, equipment and vehicles, had a net book value at December 31, 2005 of $29.6 million. In the opinion of the Company’s management, such properties are adequately covered by insurance, are in good operating condition, ordinary wear and tear excepted, and are adequate and suitable for the ordinary and regular conduct and operation of our business.

ITEM 3 — LEGAL PROCEEDINGS
The Company is aware of no material legal proceeding to which the Company or any of its subsidiaries is a party or of which any of their properties is subject.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On December 9, 2005 we submitted for a vote of our shareholders a proposed amendment to our Articles of Incorporation to increase our authorized common stock from ten million to twenty million shares. Present at the meeting were 6,456,954 shares of the 7,464,582 shares outstanding at that time, of which 6,155,570 shares voted for the proposal, 285,984 shares voted against the proposal and 15,400 abstained.
PART II
ITEM 5 — MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ under the symbol “GBTS”. The following table sets forth the high and low published closing prices for shares of our common stock for the periods indicated. Where appropriate, prices have been adjusted for a 21-for-20 stock split effected in the form of a 5% stock dividend in 2004, and an 11-for-10 stock split in the form of a 10% stock dividend that was announced May 16, 2005 and distributed June 20, 2005 to shareholders of record on May 30, 2005. The last reported sales price of the common stock on March 22, 2006 was $17.22 per share. As of December 31, 2005, Gateway Bank had approximately 3,447 shareholders of record.

		High	Low
2004	First Quarter	$13.76	$10.19
	Second Quarter	13.24	10.57
	Third Quarter	14.16	11.17
	Fourth Quarter	14.58	12.94

2005	First Quarter	$17.15	$14.38
	Second Quarter	18.70	15.72
	Third Quarter	18.20	17.24
	Fourth Quarter	18.15	16.21
On December 21, 2005 we sold 2,000,000 shares of our common stock at $16.00 per share in a public offering. On January 5, 2006 the underwriter exercised its over-allotment option and an additional 300,000 shares were issued at $16.00 per share. The company paid its first cash dividend to shareholders during the last half of 2004 at $0.02 per common share. During 2005 we paid $0.02 per common share for the first three quarters of the year and increased the cash dividend by 50% to $0.03 for the fourth quarter of 2005. As a holding company, we are dependent upon our subsidiary, Gateway Bank, to provide funding for our operating expenses and dividends. North Carolina banking law will permit the payment of dividends only out of retained earnings and will prohibit the payment of cash dividends if Gateway Bank’s surplus is less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if Gateway Bank is undercapitalized or insolvent or if payment of the cash dividend would render Gateway Bank undercapitalized or insolvent, and no cash dividend may be paid by Gateway Bank if it is in default of any deposit insurance assessment due to the FDIC. Subject to these restrictions, our Board of Directors will consider the payment of dividends when it is deemed prudent to do so.

ITEM 6 — SELECTED FINANCIAL DATA
The information presented below is derived in part from the audited consolidated financial statements and notes thereto of the Company. This information presented below does not purport to be complete and should be read in conjunction with the Company’s consolidated financial statements appearing elsewhere in this annual report.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
		(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$39,679	$19,632	$13,486	$10,311	$9,125
Total interest expense	16,376	6,691	5,341	4,819	5,059

Net interest income	23,303	12,941	8,145	5,492	4,066
Provision for loan losses	2,200	1,425	1,200	480	440

Net interest income after provision for loan losses	21,103	11,516	6,945	5,012	3,626
Total non-interest income	8,067	5,857	4,485	2,826	2,420
Total non-interest expense	23,266	14,653	10,230	7,211	5,499

Income before income taxes	5,904	2,720	1,200	627	547
Provision for income taxes	1,965	710	—	—	—

Net income	$3,939	$2,010	$1,200	$627	$547

Per Share Data: (1)
Net income basic	$0.53	$0.41	$0.33	$0.17	$0.19
Net income diluted	0.51	0.37	0.32	0.17	0.19
Dividends	0.09	0.02	—	—	—
Book value	10.40	8.78	6.83	6.57	6.31
Tangible book value	9.32	7.33	5.85	5.95	5.67

Balance Sheet Data:
Total assets	$882,422	$535,728	$314,826	$231,053	$160,832
Loans receivable	666,652	381,956	231,740	161,488	107,240
Allowance for loan losses	6,283	4,163	2,759	1,721	1,435
Deposits	646,262	406,259	238,452	174,663	115,717
Borrowings	134,665	63,926	50,000	31,401	21,300
Shareholders’ equity	98,744	64,318	24,971	23,968	22,998

Selected Performance Ratios:
Return on average assets	0.58%	0.49%	0.43%	0.32%	0.41%
Return on average equity	5.77%	5.12%	4.93%	2.58%	2.96%
Net interest margin (2)	3.81%	3.59%	3.24%	3.09%	3.32%
Net interest spread (3)	3.44%	3.33%	2.98%	2.68%	2.66%
Non-interest income as a percentage of net interest income and non-interest income	25.72%	31.16%	35.51%	33.97%	37.31%
Non-interest income as a percentage of average assets	1.19%	1.44%	1.61%	1.46%	1.80%
Non-interest expense to average assets	3.43%	3.59%	3.67%	3.71%	4.10%
Efficiency ratio (4)	74.17%	77.95%	81.00%	86.69%	84.78%

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
		(Dollars in thousands, except per share data)
Asset Quality Ratios:
Nonperforming loans to period-end loans	0.03%	0.13%	0.52%	0.82%	0.00%
Allowance for loan losses to period-end loans	0.94%	1.09%	1.19%	1.07%	1.34%
Allowance for loan losses to nonperforming loans (5)	3079.90%	849.59%	228.02%	129.59%	NM
Nonperforming assets to total assets (6)	0.02%	0.09%	0.38%	0.67%	0.14%
Net loan charge-offs to average loans outstanding	0.02%	0.01%	0.11%	0.15%	0.04%

Capital Ratios: (7)
Total risk-based capital	15.17%	17.40%	12.68%	12.51%	17.89%
Tier 1 risk-based capital	14.31%	16.41%	11.59%	11.57%	16.72%
Leverage ratio	13.73%	13.89%	9.33%	9.71%	13.74%
Equity to assets ratio	11.19%	12.01%	7.93%	10.37%	14.30%

Other Data:
Number of banking offices	18	16	10	7	4
Number of full time equivalent employees	247	191	123	96	69

(1)	Restated for 11 —for- 10 stock split in 2005, 21-for-20 stock split in 2004, 21-for-20 stock split occurring during 2003 and 11-for-10 stock split occurring during 2002.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

(3)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

(5)	Considering that the Company had no nonperforming loans in 2001, certain allowance for loan losses to nonperforming loans ratios are not considered meaningful “NM”.

(6)	Nonperforming assets consists of nonaccrual loans, restructured loans, and real estate owned, where applicable.

(7)	Capital ratios are for the Company.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AND
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The purpose of this discussion is to focus on significant changes in the financial condition and results of operation of the company during the past three years. The discussion and analysis are intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this Annual Report on Form 10-K. Prior period information has been restated as applicable in order to provide the reader a better comparison between periods.
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
Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Gateway Financial Holdings, Inc. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this annual report and the supplemental financial data appearing throughout this discussion and analysis. On May 16, 2005 the Company’s Board of Directors declared an 11– for-10 stock split effected in the form of a 10% stock dividend, which was distributed June 20, 2005 to shareholders of record on May 30, 2005. On February 17, 2004, the Company’s Board of Directors declared a 21-for-20 stock split, to be effected in the form of a 5% stock dividend, distributed April 8, 2004 to shareholders of record on March 15, 2004. On May 19, 2003, the Company’s Board of Directors declared a 21-for-20 stock split, effected in the form of a 5% stock dividend, which was distributed June 12, 2003 to shareholders of record on May 21, 2003. All references in this discussion and analysis to per share results and weighted average shares outstanding have been adjusted to reflect the effects of these stock splits.
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
Since inception, we have aggressively pursued the primary objective of building a full-service commercial banking operation, while effectively supplementing our banking activities with other financial services intended to generate significant non-interest income. Accordingly, a key component of our growth strategy has been expanding our franchise through the opening of newly constructed financial centers and strategic financial center acquisitions. The bank serves its customers from eighteen full-service financial centers located in Elizabeth City (3), Kitty Hawk, Edenton, Moyock, Nags Head, Plymouth and Roper, North Carolina, and Virginia Beach (5), Emporia, Suffolk and Chesapeake (2), Virginia. We opened two full-service financial centers in Virginia Beach during the first half of 2005. In the fourth quarter of 2004, we acquired three additional full-service financial centers (located in Elizabeth City, North Carolina and Suffolk and Emporia, Virginia) purchased from Provident Bank of Maryland and opened a newly constructed full-service financial center in Moyock, North Carolina. During the first half of 2006, we expect to open one newly constructed financial center in Kitty Hawk, North Carolina and our first financial center in Raleigh, North Carolina. We also anticipate opening three full-service financial centers in Virginia, one in Norfolk’s Ghent section, one in Chesapeake’s Greenbrier section, and one in the Lynnhaven section of Virginia Beach, Virginia. Consistent with our long-range strategic objectives, we will continue to consider acquisition opportunities including whole bank or financial center locations. We will also continue to explore de novo financial center opportunities in markets that we consider attractive.
The bank has two wholly-owned operating subsidiaries, each of which have contributed to our profitability. Gateway Insurance Services, Inc., an insurance agency with offices in Edenton, Hertford, Elizabeth City, Plymouth, Moyock, and Kitty Hawk, North Carolina, sells insurance products to businesses and individuals. Gateway Investment Services, Inc. assists customers in their securities brokerage activities through an arrangement with an unaffiliated broker-dealer. As prescribed by this arrangement, Gateway Investment Services earns revenue through a commission sharing arrangement with the unaffiliated broker-dealer. In an ongoing effort to create significant sources of non-interest income, we will continue to look for ways to expand non-traditional banking activities in our insurance and investment services subsidiaries.
Since inception, we have concentrated our efforts on building a franchise and infrastructure that can deliver and sustain long-term profitability. Toward that objective, and consistent with our business plans, we incurred significant

Page21

operating losses from the date of our opening through December 31, 2000. These losses totaled approximately $2.5 million. We achieved our first profitable quarter during the three months ended March 31, 2001 and have now remained profitable in sixteen consecutive quarters, producing net income of $547,000 in 2001, $627,000 in 2002, $1.2 million in 2003, $2.0 million in 2004 and $3.9 million through the twelve months ended December 31, 2005. While we anticipate continued profitability, future expansion activity can be expected to generate significant additional costs that can negatively impact earnings as we pursue our growth strategies.
In addition to our banking activities, the Bank has focused on insurance and brokerage services to develop sustainable and growth-oriented sources of non-interest income. The Bank acquired the Dowd & Twiddy Insurance Agency in January 2000 and Fidelity Insurance in January 2001. These agencies were combined to form Gateway Insurance Services, Inc., which sells insurance products to businesses and individuals. Gateway Insurance Services. maintains offices in Elizabeth City, Edenton, Hertford, Moyock, Plymouth and Kitty Hawk, North Carolina. In May 2004, Gateway Insurance Services purchased Whitehurst Insurance Agency with three financial centers in Elizabeth City, Edenton and Moyock, North Carolina. In June 2004, Gateway Insurance Services purchased Insurance Express Premium Finance to provide specialized financing of insurance premiums. In addition, the Bank organized Gateway Investment Services in September 1999 to assist customers in their securities brokerage activities through a networking arrangement with an unaffiliated broker-dealer. Through this arrangement, Gateway Investment Services earns revenues through commission sharing from the unaffiliated broker-dealer. The Bank will continue to look for ways to expand non-traditional banking activities in its insurance subsidiary and securities networking arrangement, which create significant sources of non-interest income.
FINANCIAL CONDITION
December 31, 2005 and 2004
The Company continued its pattern of strong growth during 2005, with total assets increasing by $346.7 million, or 64.7%, to $882.4 million at year end. This growth was principally reflected in increased loans. Total loans increased by $284.7 million, or 74.5%, from $382.0 million at the beginning of the year to $666.7 million at year end. The increase in loans was comprised principally of increases of $11.7 million, $88.2 million, $39.9 million, $31.2 million and $131.3 million, respectively, in commercial loans, consumer, home equity lines of credit, 1-4 family mortgage and commercial mortgage loans – areas of lending that the Company targets. There was a decrease in construction loans in 2005 of $17.4 million. The Company maintained liquidity at what it believes to be an appropriate level, as liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, increased in the aggregate to $145.9 million, representing 16.5% of total assets, at December 31, 2005. The cash surrender value of bank owned life insurance totaled $17.2 million, or 1.9% of total assets at December 31, 2005. Additionally, the Company’s investment in premises and equipment increased by $10.7 million as a result of growth and expansion and costs incurred associated with opening two de novo offices on Laskin Road and Princess Anne Road in Virginia Beach, Virginia and the construction in process for our operations center. Goodwill and other intangibles were consistent with the prior year less scheduled amortization.
Funding for the growth in assets and loans was provided by increases of $240.0 million and $70.7 million, respectively, in deposit accounts and total borrowings. Total deposit accounts increased 59.1%, from $406.3 million at December 31, 2004 to $646.3 million at December 31, 2005. Non-interest-bearing demand accounts increased by $36.8 million, or 70.3%, from $52.3 million at the beginning of the period to $89.2 million at the end of the period. Savings, money market and NOW accounts increased to $189.7 million, representing a total increase of $21.2 million or 12.6% over the $168.5 million reported at December 31, 2004. The Company’s product mix of demand, savings, money market, and NOW accounts of $278.8 million at December 31, 2005 represented 43.1% of total deposits at that date, down from $220.8 million or 54.4% of total deposits at December 31, 2004. Time deposits totaled $367.4 million at December 31, 2005 as compared to $185.4 million at December 31, 2004. Large denomination time deposits of more than $100,000 were $151.4 million, or 23.5% of total deposits at December 31, 2005 as compared with $56.6 million, or 13.7% of total deposits at December 31, 2004. The Company continues to use brokered deposits to fund growth, with such deposits decreasing from $12.8 million to $10.0 million during the year, comprising 2.7% of total time deposits at December 31, 2005. Advances from the Federal Home Loan Bank of Atlanta increased from $37.6 million to $114.2 million during the twelve months, while federal funds purchased decreased from $10.9 million to $5.0 million during the same time period. In addition, during 2004 the Company issued $7.0 million of trust preferred securities, which provided funding to support growth while enhancing the regulatory capital position of the Company and its bank subsidiary.
Total stockholders’ equity increased by $34.4 million, primarily due to net income for the current year of $3.9 million, proceeds of $29.9 million from the stock offering, $1.2 million from stock options exercised and a reduction due to a cash dividend payment in the amount of $639,000. Stockholders’ equity totaled $98.7 million at December 31, 2005.

Page22

Its capital ratios continue to place the Bank in excess of the minimums required to be deemed well-capitalized by regulatory measures.
NET INTEREST INCOME
Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2005, 2004, and 2003, average interest-earning assets were $611.1 million, $360.5 million, and $251.7 million, respectively. During these same years, the Company’s net interest margins were 3.81%, 3.59%, and 3.24%, respectively.

Page23

Average Balances and Average Rates Earned and Paid. The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. In preparing the table, nonaccrual loans are included in the average loan balance.

	For the Years Ended December 31,
	2005			2004			2003
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
				(Dollars in thousands)
Interest-earning assets:
Loans	$523,492	$36,358	6.95%	$301,466	$17,509	5.81%	$197,801	$11,511	5.82%
Interest-earning deposits	3,668	138	3.76%	6,515	102	1.57%	1,867	21	1.12%
Investment securities available for sale taxable	72,579	2,731	3.76%	47,630	1,835	3.85%	49,652	1,851	3.73%
Investment securities available for sale tax exempt	6,327	204	3.22%	1,908	64	3.35%	—	—	—

FHLB/FRB stock	5,038	248	4.92%	2,936	122	4.16%	2,409	103	4.28%

Total interest-earning assets	611,104	39,679	6.49%	360,455	19,632	5.45%	251,729	13,486	5.36%

Other assets	67,916			47,244			26,727

Total assets	$679,020			$407,699			$278,456

Interest-bearing liabilities:
Deposits:
Savings, NOW, and money market	$178,577	3,579	2.00%	$118,242	1,553	1.31%	$55,852	557	1.00%
Time deposits	267,494	9,115	3.41%	137,440	3,430	2.50%	125,100	3,555	2.84%
Borrowings	91,005	3,682	4.05%	59,758	1,708	2.86%	43,244	1,229	2.84%

Total interest-bearing liabilities	537,076	16,376	3.05%	315,440	6,691	2.12%	224,196	5,341	2.38%

Demand deposits	72,369			52,218			27,943
Other liabilities	1,317			815			1,972
Stockholders’ equity	68,258			39,226			24,345

Total liabilities and stockholders’ equity	$679,020			$407,699			$278,456

Net interest income and interest rate spread		$23,303	3.44%		$12,941	3.33%		$8,145	2.98%

Net interest margin			3.81%			3.59%			3.24%

Ratio of average interest-earning assets to average interest-bearing liabilities	113.78%			114.27%			112.28%

Page24

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

		Year Ended			Year Ended
	December 31, 2005 vs. 2004			December 31, 2004 vs. 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
			(Dollars in thousands)
Interest income:
Loans	$14,158	$4,691	$18,849	$6,027	$(29)	$5,998
Interest-earning deposits	(76)	112	36	63	18	81
Investment securities available for sale
Taxable	950	(54)	896	(77)	61	(16)
Tax-exempt	145	(5)	140	32	32	64
FHLB/FRB stock	95	31	126	22	(3)	19

Total interest income	15,272	4,775	20,047	6,067	79	6,146

Interest expense:
Deposits
Savings, NOW, and money market	1,001	1,025	2,026	721	275	996
Time deposits	3,839	1,846	5,685	329	(454)	(125)
Borrowings	1,063	911	1,974	585	(106)	479

Total interest expense	5,903	3,782	9,685	1,635	(285)	1,350

Net interest income increase	$9,369	$993	$10,362	$4,432	$364	$4,796

RESULTS OF OPERATIONS
Years Ended December 31, 2005 and 2004
Overview. The Company reported net income of $3.9 million or $.51 per diluted share for the year ended December 31, 2005, as compared with net income of $2.0 million or $.37 per diluted share for 2004, an increase of $1.9 million or 96.0% in net income, and an increase of $.14 or 37.8% in net income per diluted share. The Company’s primary focus continues to be on growth and development of its financial center network and subsidiary operations, sacrificing some profitability in the near term. During 2005 the Bank opened two new financial centers, one located on Laskin Road and the other on Princess Anne Road in Virginia Beach, Virginia in March and April, respectively. The Bank also opened a newly constructed financial center in Moyock, North Carolina in December 2004. In October 2004 the Bank purchased three financial centers in Emporia and Suffolk, Virginia and Elizabeth City, North Carolina from Provident Bank of Maryland. These new locations increased the number of full-service financial centers to eighteen. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the financial center expansion during 2005. In 2004 interest rates obtained at or near forty year historical lows. During 2005, Wall Street Journal Prime increased from 5.25% at December 31, 2004 to 7.25% at December 31, 2005. The Company’s interest rate spread has increased primarily due to the Bank’s management of the interest rates on its loan and deposit portfolios while maintaining an upward growth trend. The expected current trend with interest rates is an increasing rate environment.

Page25

Net Interest Income. Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread, and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.
Net interest income increased to $23.3 million for the year ended December 31, 2005, a $10.4 million or 80.6% increase from the $12.9 million earned during 2004. Total interest income benefited from strong growth in the level of average earning assets during the year. Asset growth combined with higher asset yields caused by the increase in market interest rates during periods reported contributed to this rise in income. Average total interest-earning assets increased $250.6 million, or 69.5%, for 2005 as compared to 2004, while the average yield increased by 104 basis points from 5.45% to 6.49%. Average total interest-bearing liabilities increased by $221.6 million, or 70.3% for 2005 as compared to 2004, while the average cost of interest-bearing liabilities increased by 93 basis points from 2.12% to 3.05%. This resulted in an 11 basis point improvement in interest rate spread and also resulted in an improvement in interest rate margin. For the year ended December 31, 2005, the net interest rate spread was 3.44% and the net interest margin was 3.81%. For the year ended December 31, 2004, the net interest spread was 3.33% and the net interest margin was 3.59%.
Provision for Loan Losses. The Company recorded a $2.2 million provision for loan losses in 2005, representing an increase of $775,000 from the $1.4 million provision made in 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and other relevant factors. In both 2005 and 2004 the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $284.7 million in 2005 and by $150.2 million in 2004. At December 31, the allowance for loan losses was $6.3 million for 2005 and $4.2 million for 2004, representing .94% and 1.09%, respectively, of loans outstanding.
Non-Interest Income. Non-interest income totaled $8.1 million for the year ended December 31, 2005 as compared with $5.9 million for 2004, an increase of $2.2 million, or 37.7%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage banking, and brokerage networking operations. The 2005 increases were broad based and include $808,000 in service charges on deposit accounts, $556,000 in income from insurance operations, $193,000 in income from brokerage operations, $277,000 from bank owned life insurance, and $364,000 in income from other service fee income. The Bank owns 49% of Gateway First Mortgage, LLC (“Gateway First”) which provides mortgage banking services to the Bank and to other lenders. The increases in income from insurance and brokerage operations resulted from growth in those lines of business.
Non-Interest Expenses. Non-interest expenses totaled $23.3 million for the year ended December 31, 2005, an increase of $8.6 million or 58.8% over the $14.7 million reported for 2004. In comparison, total assets averaged $679.0 million for 2005, an increase of 66.5% over average total assets of $407.7 million for the year ended December 31, 2004. Substantially all of the increase in non-interest expenses resulted from the Company’s growth and development, and reflects the additional expenses in the current year associated with the opening of new financial centers in March and April 2005, increasing the number of full-service banking locations to eighteen. Sixteen of the eighteen financial centers were fully operational throughout 2005 and ten of the sixteen financial centers were fully operational throughout all of 2004. As a result of such expansion, personnel costs increased by $3.7 million, or 47.8%, the costs of occupancy and equipment increased by $1.7 million or 59.2%, and other non-interest expenses increased by $2.8 million or 85.0%. The Company’s data processing increased by $335,000 or 55.3%. As a percentage of average total assets, total non-interest expenses decreased to 3.43% for 2005 from 3.61% for 2004.
Income Taxes. Income tax expense was $2.0 million for 2005 and $710,000 for 2004 as a result of the recognition of deferred tax assets, generated in prior years, that had previously been offset by a valuation allowance. For 2006, the Company expects that the provision for income taxes for the year will be approximately 36% to 38% of total income before income taxes. During the years ended December 31, 2004, the Company utilized all remaining net operating loss carryforwards created during our first three fiscal years.

Page26

RESULTS OF OPERATIONS
Years Ended December 31, 2004 and 2003
Overview. The Company reported net income of $2.0 million or $.37 per diluted share for the year ended December 31, 2004, as compared with net income of $1.2 million or $.32 per diluted share for 2003, an increase of $810,000 in net income and an increase of $.05 in net income per diluted share. The Company’s primary focus continues to be on growth and development of its financial center network and subsidiary operations, sacrificing some profitability in the near term. During 2004 the Bank opened two new financial centers in leased facilities, one located on Independence Blvd in Virginia Beach in February and one in Nags Head, North Carolina. The Bank also opened a newly constructed financial center in Moyock, North Carolina in December 2004. In October 2004 the Bank purchased three financial centers in Emporia and Suffolk, Virginia and Elizabeth City, North Carolina from Provident Bank of Maryland. The Bank opened two new financial centers in leased facilities; one on Cedar Road in Chesapeake, Virginia in January 2003, and another on Shore Drive in Virginia Beach, Virginia in April 2003. The Bank also purchased a second Elizabeth City, North Carolina banking location on Ehringhaus Street in August from National Bank of Commerce/CCB. These new locations increased the number of full-service banking financial centers to sixteen. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the financial center expansion during 2004. In 2004 interest rates obtained at or near forty year historical lows, the Company’s interest rate spread has increased primarily due to the Bank’s growth of low cost core deposits. The expected current trend with interest rates is an increasing rate environment.
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

Page27

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
Non-Interest Expenses. Non-interest expenses totaled $14.7 million for the year ended December 31, 2004, an increase of $4.4 million or 43.1% over the $10.2 million reported for 2003. In comparison, total assets averaged $407.7 million for 2004, an increase of 46.4% over average total assets of $278.5 million for the year ended December 31, 2003. Substantially all of the increase in non-interest expenses resulted from the Company’s growth and development, and reflects the additional expenses in the current year associated with the opening of new financial centers in February, August and December 2004 and the acquisition of three full-service financial centers from Provident Bank of Maryland, increasing the number of full-service banking locations to sixteen. Ten of the sixteen financial centers were fully operational throughout 2004, while only eight of ten financial centers existing at the end of 2003 were operational throughout all of that year. As a result of such expansion, personnel costs increased by $2.3 million, or 41.3%, the costs of occupancy and equipment increased by $1.0 million or 54.7%, and other non-interest expenses increased by $905,000 or 37.4%. The Company’s data processing increased by $209,000 or 52.6%. As a percentage of average total assets, total non-interest expenses were consistent at 3.61% for 2004 and 3.67% for 2003.
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
LIQUIDITY AND CAPITAL RESOURCES
The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 2005, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $164.1 million, with $114.2 million outstanding, federal funds lines of credit with three other financial institutions in the aggregate amount of $29.0 million, with $5.0 million outstanding, secured by certain commercial loans.
Total deposits were $646.3 million and $406.3 million at December 31, 2005 and 2004, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits have been built, the Company has relied significantly on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At December 31, 2005, time deposits represented 56.9% of the Company’s total deposits, up from 45.6% of total deposits at December 31, 2004. Certificates of deposit of $100,000 or more represented 23.5% and 13.7%, respectively, of the Bank’s total deposits at December 31, 2005 and 2004. At December 31, 2005, the Company had $10.0 million in brokered time deposits, representing 1.5% of total deposits at that date, down from 2.7% of total deposits at December 31, 2004. While the Company will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.
Management anticipates that the Company will rely primarily upon customer deposits, loan repayments, current earnings and, as necessary, additional borrowings, to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, corporate securities, and mortgage-backed securities.
At December 31, 2005 and 2004, the Company’s tangible equity to asset ratio was 10.0% and 10.2%, respectively. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The regulatory capital position of both the Company and the Bank was enhanced during December 2005 with the issuance of $30.0 million in common stock and 2004 through the issuance of $7.0 million and $8.0 million of trust preferred securities that qualify, subject to certain limitations, as Tier 1 capital. The Company’s Tier 1 capital ratio at December 31, 2005 and 2004 was 14.31% and 16.41%, respectively.

Page28

CAPITAL RATIOS
The Bank is subject to minimum capital requirements. See “SUPERVISION AND REGULATION.” As the following table indicates, at December 31, 2005, the Bank exceeded regulatory capital requirements.

	At December 31, 2005
	Actual	Minimum	Well-Capitalized
	Ratio	Requirement	Requirement
Total risk-based capital ratio	14.00%	8.0%	10.0%
Tier 1 risk-based capital ratio	13.13%	4.0%	6.0%
Leverage ratio	12.47%	4.0%	5.0%
Management expects that the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2005.

	Payments Due by Period
		On Demand
		Or Within			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
			(In thousands)
Federal funds purchased	$5,000	$5,000	$—	$—	$—
FHLB advances	114,200	57,200	5,000	26,500	25,500
Junior subordinated debentures	15,465	—	—	—	15,465
Lease obligations	14,669	1,318	2,220	1,916	9,215
Deposits	646,262	587,140	51,010	8,101	11

Total contractual cash obligations	$795,596	$650,658	$58,230	$36,517	$50,191

The following table reflects other commitments of the company outstanding as of December 31, 2005.

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Undisbursed home equity credit lines	$42,711	$42,711	$—	$—	$—
Other commitments and credit lines	82,427	82,427	—	—	—
Undisbursed portion of construction loans	80,279	80,279	—	—	—
Standby letters of credit	6,323	6,323	—	—	—
Construction projects	8,500	8,500	—	—	—

Total other commitments	$220,240	$220,240	$—	$—	$—

In the normal course of business, the Company may enter into purchase agreements for goods or services. In management’s opinion, the dollar amount of such agreements at December 31, 2005 is not material and has not been included in the above table.

Page29

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
Based on the results of the income simulation model as of December 31, 2005, the Company would expect an increase in net interest income of $527,000 if interest rates increase from current rates by 300 basis points and a decrease in net interest income of $900,000 if interest rates decrease from current rates by 200 basis points.
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
The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005 which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Page30

	Terms to Repricing at December 31, 2005
		Over 3	Total
	3 Months	Months to	Within	Over 12
	or Less	12 Months	12 Months	Months	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$300,333	$23,431	$323,764	$342,888	$666,652
Interest-earning deposits	3,668	—	3,668	—	3,668
Investment securities available for sale	6,421	4,924	11,345	112,428	123,773
FHLB/FRB stock	—	—	—	8,305	8,305

Total interest-earning assets	$310,422	$28,355	$338,777	$463,621	$802,398

Percentage of total interest-earning assets	38.69%	3.53%	42.22%	57.78%	100.00%
Cumulative percentage to total interest-earning assets	38.69%	42.22%	42.22%	100.00%	100.00%

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$189,684	$—	$189,684	$—	$189,684
Time	31,657	276,637	308,294	59,122	367,416
Borrowings	72,665	—	72,665	62,000	134,665

Total interest-bearing liabilities	$294,006	$276,637	$570,643	$121,122	$691,765

Percentage of total interest-bearing liabilities	42.50%	39.99%	82.49%	17.51%	100.00%
Cumulative percentage of total interest- bearing liabilities	42.50%	82.49%	82.49%	100.00%	100.00%

Interest sensitivity gap	$16,416	$(248,282)	$(231,866)	$342,499	$110,633

Cumulative interest sensitivity gap	$16,416	$(231,866)	$(231,866)	$110,633	$110,633

Cumulative interest sensitivity gap as a percentage of total interest-earning assets	2.05%	(28.90)%	(28.90)%	13.79%	13.79%

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	105.58%	59.37%	59.37%	115.99%	115.99%
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
Management considers the established allowance adequate to absorb losses that relate to loans outstanding at December 31, 2005, although future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions may be required. For further information on the allowance for loan losses, see “Financial Condition” in Management’s Discussion and Analysis and Note D of the “Notes to Consolidated Financial Statements” included in this Annual Report.
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
OFF-BALANCE SHEET ARRANGEMENTS
Information about the Company’s off-balance sheet risk exposure is presented in Note L to the accompanying consolidated financial statements. As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, except as otherwise disclosed in Note G to the accompanying consolidated financial statements, the Company is not involved in any unconsolidated SPE transactions.
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

	At December 31,
	2005		2004
		Percent		Percent
	Amount	of Total	Amount	of Total
		(Dollars in thousands)
Commercial	$80,816	12.1%	$69,075	18.0%
Real estate — construction	114,018	17.1%	131,431	34.4%
Real estate — commercial mortgage	221,526	33.2%	90,197	23.6%
Real estate — 1-4 family mortgage	82,987	12.4%	51,768	13.5%
Consumer	98,881	14.8%	10,641	2.8%
Home equity lines of credit	69,246	10.4%	29,351	7.7%

Subtotal	667,474	100.0%	382,462	100.0%

Less: Allowance for loan losses	(6,283)		(4,163)
Unamortized net deferred (fees) costs	(822)		(506)

Net loans	$660,369		$377,793

	At December 31,
	2003		2002
		Percent		Percent
	Amount	of Total	Amount	of Total
		(Dollars in thousands)
Commercial	$52,554	22.7%	$42,767	26.5%
Real estate — construction	55,970	24.2%	22,861	14.2%
Real estate — commercial mortgage	68,094	29.3%	48,362	29.9%
Real estate — 1-4 family mortgage	32,191	13.9%	31,957	19.8%
Consumer	10,458	4.5%	7,707	4.7%
Home equity lines of credit	12,615	5.4%	7,834	4.9%

Subtotal	231,882	100.0%	161,488	100.0%

Less: Allowance for loan losses	(2,759)		(1,721)
Unamortized net deferred (fees) costs	(142)		—

Net loans	$228,981		$159,767

	At December 31,
	2001
		Percent
	Amount	of Total
	(Dollars in thousands)
Commercial	$61,364	57.2%
Real estate — construction	10,050	9.4%
Real estate — commercial mortgage	15,373	14.3%
Real estate — 1-4 family mortgage	7,074	6.6%
Consumer	7,692	7.2%
Home equity lines of credit	5,659	5.3%

Subtotal	107,212	100.0%

Less: Allowance for loan losses	(1,435)
Unamortized net deferred (fees) costs	28

Net loans	$105,805

The following table presents selected loan maturity and interest rate sensitivity, at December 31, 2005, (i) the aggregate maturities or repricings of loans in the named categories of the Company’s loan portfolio and (ii) the aggregate amounts of such loans maturing or repricing after one year by fixed and variable rates:

	Within 1 Year	1-5 Years	After 5 Years	Total
	(Dollars in thousands)
Commercial	$62,230	$17,996	$590	$80,816
Real estate — construction	85,344	26,483	2,191	114,018

Total	$147,574	$44,479	$2,781	$194,834

Fixed rate loans				$47,260
Variable rate loans				—

				$47,260

Commercial Loans. Commercial business lending is a primary focus of the Company’s lending activities. At December 31, 2005, the Company’s commercial loan portfolio equaled $80.8 million or 12.1% of total loans, as compared with $69.1 million or 18.0% of total loans at December 31, 2004. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Company also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Company requires personal guarantees and secondary sources of repayment.
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
At December 31, 2005, the Company’s residential one to four family loans amounted to $83.0 million or 12.4% of total loans as compared with $51.8 million or 13.6% of total loans at December 31, 2004. The Company’s residential mortgage loans are secured by properties located within the Company’s market area. Most of the one to four family residential mortgage loans that the Company makes are originated for the account of third parties, either through the Bank or Gateway First. Such loans are closed by the third party and therefore are not shown in the

Company’s financial statements. The Company receives a fee for each such loan originated, with such fees including the Bank’s share of net income from Gateway First aggregating $836,000 for the year ended December 31, 2005 and $872,000 for the year ended December 31, 2004. The Company anticipates that it will continue to be an active originator of residential loans for the account of third parties.
The Company has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans equaled $221.5 or 33.2% of total loans at December 31, 2005 and $90.2 million or 23.6% of total loans at December 31, 2004. This lending has involved loans secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Company requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.
The Company originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. Real estate construction loans amounted to $114.0 million or 17.1% of total loans at December 31, 2005 and $131.4 million or 34.3% of total loans at December 31, 2004. The Company generally receives a pre-arranged permanent financing commitment from an outside entity prior to financing the construction of pre-sold homes. The Company lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Company also makes commercial real estate construction loans, generally for owner-occupied properties. The Company further endeavors to limit its construction lending risk through adherence to established underwriting procedures. Also, the Company generally requires documentation of all draw requests and utilizes loan officers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Company requires personal guarantees and secondary sources of repayment on construction loans.
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

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$204	$490	$1,210	$1,328	$—
Restructured loans	—	—	—	—	—

Total nonperforming loans	204	490	1,210	1,328	—

Real estate owned	—	—	—	230	230

Total nonperforming assets	$204	$490	$1,210	$1,558	$230

Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Potential problem loans	—	—	—	—	—
Allowance for loan losses	6,283	4,163	2,759	1,721	1,435
Nonperforming loans to period end loans	0.03%	0.13%	0.52%	0.82%	—
Allowance for loan losses to period end loans	0.94%	1.09%	1.19%	1.07%	1.34%
Allowance for loan losses to nonperforming loans	3,079.90%	849.59%	228.02%	129.59%	—
Nonperforming assets to total assets	0.02%	0.09%	0.38%	0.67%	0.14%
Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At December 31, 2005, we had $204,000 of nonaccrual loans. During the third quarter of 2004 we collected our largest nonaccrual loan in the amount of $861,000. This loan was cross collateralized and was secured by real estate. The borrower, as a result of cash flow problems, had filed for protection under Chapter 11 of the bankruptcy code, during which time the Company was not receiving regular interest payments. Accordingly, Management placed this loan in nonaccrual status. The Company did not incur any loss on this loan.
Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2005 the Company had no real estate owned.
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
Loans classified as “substandard” are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some losses if the deficiencies are not corrected. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss, the estimated loss is calculated and charged off against the allowance for loan losses. In addition to the above classification categories, we also categorize loans based upon risk grade and loan type, assigning an allowance allocation based upon each category.
Growth in loans outstanding has, throughout our history, been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among our major loan categories. Between December 31, 1999 and December 31, 2005, the range of each major category of loans as a percentage of total loans outstanding is as follows: residential mortgage loans – 6.6% to 29.6%; commercial mortgage loans – 14.3% to 29.9%; construction loans — 8.4% to 34.4%; commercial and industrial loans –18.0% to 57.2%; loans to individuals – 2.8% to 14.8%; and home equity lines of credit – 4.9% to 10.3%. For all fiscal years through 2005, our net loan charge-offs in each year were no more than .15% of average loans outstanding. Because of this sustained trend of low loss experience, and based upon our assessment of probable loss, we have set our allowance for loan losses at December 31, 2005 at $6.3 million, representing .94% of total loans outstanding. Throughout 2005, the non accrual and 30-90 days past due loans has continued to total minimal dollars which has provided the basis for adjusting our loan loss allowance from 1.09% to .94% of total loans.
The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. We make specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. A portion of allowance assigned to each pool of loans contains estimated components based on historical data and the unseasoned segment of the loan portfolio. A portion of the allowance is intended to reserve for the inherent risk in the portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require an increase in our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.
The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

	At December 31,
	2005		2004
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial	$881	12.1%	$667	18.0%
Real estate — construction	2,149	17.1%	1,577	34.4%
Real estate — mortgage	1,724	45.6%	1,477	37.1%
Consumer	989	14.8%	128	2.8%
Home equity lines of credit	540	10.4%	294	7.7%
Unallocated	—	—	20	—

Total	$6,283	100.0%	$4,163	100.0%

	At December 31,
	2003		2002
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial	$683	22.7%	$482	26.5%
Real estate — construction	672	24.2%	229	14.2%
Real estate — mortgage	1,102	43.2%	803	49.7%
Consumer	125	4.5%	77	4.7%
Home equity lines of credit	139	5.4%	78	4.9%
Unallocated	38	—	52	—

Total	$2,759	100.0%	$1,721	100.0%

	At December 31,
	2001
		% of Total
	Amount	Loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial	$900	57.2%
Real estate — construction	120	9.4%
Real estate — mortgage	150	20.9%
Consumer	90	7.2%
Home equity lines of credit	50	5.3%
Unallocated	125	—

Total	$1,435	100.0%

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding.
The following table sets forth for the periods indicated information regarding changes in the Company’s allowance for loan losses:

	At or for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$4,163	$2,759	$1,721	$1,435	$1,028

Charge-offs:
Commercial	—	—	(195)	(146)	(20)
Real estate	—	—	—	(18)	—
Consumer	(87)	(174)	(20)	(30)	(17)
Home equity lines of credit	—	—	—	—	—

Total charge-offs	(87)	(174)	(215)	(194)	(37)

Recoveries:
Commercial	—	125	1	—	—
Real estate	—	—	—	—	4
Consumer	7	28	—	—	—
Home equity lines of credit	—	—	—	—	—

Total recoveries	7	153	1	—	4

Net charge-offs	(80)	(21)	(214)	(194)	(33)

Allowance for loan losses on loans purchased	—	—	52	—	—

Provision for loan losses charged to operations	2,200	1,425	1,200	480	440

Balance at end of period	$6,283	$4,163	$2,759	$1,721	$1,435

Ratio of net loan charge-offs to average loans outstanding	0.02%	0.01%	0.11%	0.15%	0.04%
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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(Dollars in thousands)
December 31, 2005
U.S. government agencies	$42,555	$—	$1,327	$41,228
Corporate debt/equity securities	6,619	1,373	117	7,875
Mortgage-backed securities	67,935	13	581	67,367
Municipal securities	7,372	18	87	7,303

	$124,481	$1,404	$2,112	$123,773

December 31, 2004
U.S. government agencies	$43,709	$6	$471	$43,244
Corporate debt/equity securities	2,613	49	1	2,661
Mortgage-backed securities	40,408	146	86	40,468
Municipal securities	6,239	17	21	6,235

	$92,969	$218	$579	$92,608

December 31, 2003
U.S. government agencies	$24,678	$147	$50	$24,775
Corporate debt/equity securities	2,083	75	—	2,158
Mortgage-backed securities	16,725	160	45	16,840

	$43,486	$382	$95	$43,773

The following table summarizes the amortized costs, fair values and weighted average yields, based on amortized cost, of securities available-for-sale at December 31, 2005, by contractual maturity groups:

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
Securities available for sale:	(Dollars in thousands)
U.S. Government agencies:
Due within one year	$5,001	$4,924	2.65%
Due after one but within five years	37,053	35,803	3.52%
Due after five but within ten years	501	501	4.56%

	42,555	41,228	3.43%

Corporate debt/equity securities:
Due within one year	5,048	6,421	0.55%
Due after one but within five years	1,571	1,454	6.24%
Due after five but within ten years	—	—	0.00%

	6,619	7,875	1.60%

Mortgage-backed securities:
Due after ten years	67,935	67,367	5.13%

	67,935	67,367	5.13%

Municipal securities:
Due after one but within five years	2,551	2,503	3.56%
Due after five but within ten years	1,334	1,319	5.10%
Due after ten years	3,487	3,481	5.74%

	7,372	7,303	4.88%

Total securities available for sale:
Due within one year	10,049	11,345	1.15%
Due after one but within five years	41,175	39,759	3.62%
Due after five but within ten years	1,835	1,820	4.95%
Due after ten years	71,422	70,849	5.16%

	$124,481	$123,773	4.19%

The Company does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2005 there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company’s shareholders’ equity.
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

	At December 31,
	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing NOW, money market and savings accounts	$178,577	2.00%	$118,242	1.31%	$55,852	1.00%

Time deposits	267,494	3.41%	137,440	2.50%	125,100	2.84%

Total interest-bearing deposits	446,071	2.85%	255,682	1.95%	180,952	2.27%

Demand and other non-interest-bearing deposits	79,901		52,218		27,943

Total average deposits	$525,972	2.41%	$307,900	1.62%	$208,895	1.97%

The following table sets forth at the dates indicated the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2005:

At December 31, 2005
(Dollars in thousands)
Remaining maturity:
Less than three months	$9,662
Over three months through six months	59,847
Over six months through one year	61,239
Over one year through three years	16,974
Over three years through five years	3,725

Total	$151,447

Borrowings
As additional sources of funding, the Company uses advances from the Federal Home Loan Bank of Atlanta under a line of credit equal to 25% of the Bank’s total assets ($218.7 million at December 31, 2005). Outstanding advances at December 31, 2005 were as follows:

	Interest
Maturity	Rate	2005	2004
February 4, 2005	2.14%	$—	$5,000,000
July 21, 2005	2.44%	—	20,000,000
February 27, 2006	5.45%	200,000	600,000
March 17, 2010	5.71%	1,500,000	1,500,000
November 10, 2010	5.43%	5,000,000	5,000,000
January 24, 2012	3.88%	5,500,000	5,500,000
October 23, 2006	3.89%	5,000,000	—
April 21, 2008	4.22%	5,000,000	—
April 25, 2012	3.88%	10,000,000	—
May 19, 2010	3.87%	10,000,000	—
June 24, 2010	3.88%	10,000,000	—
July 23, 2012	3.87%	10,000,000	—
November 22, 2006	4.58%	52,000,000	—

		$114,200,000	$37,600,000

Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2005, advances are secured by investment securities available for sale with a fair value of $74.7 million and by loans with a carrying amount of $75.8 million.
In addition, the Company may purchase federal funds through three unsecured federal funds lines of credit aggregating $29.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate (4.35% at December 31, 2005). The Company had $5.0 million and $10.9 million outstanding on these lines of credit as of December 31, 2005 and 2004, respectively. The maximum amounts outstanding under these lines of credit at any month-end during 2005 and 2004 were $17.5 million and $10.9 million, respectively. The average amounts outstanding under these lines of credit were $4.3 million for 2005 and $4.7 million for 2004.
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
Interim Financial Information (Unaudited)
Consolidated quarterly results of operations were as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
2005
Interest income	$7,380	$9,095	$10,662	$12,542
Interest expense	2,709	3,677	4,528	5,462
Net interest income	4,671	5,418	6,134	7,080
Provision for loan losses	400	500	550	750
Noninterest income	1,671	2,052	2,007	2,337
Noninterest expense	4,801	5,617	6,031	6,817
Income before income tax expense	1,141	1,353	1,560	1,850
Income tax expense	339	451	545	630

Net income	$802	$902	$1,015	$1,220

Basic earnings per share	$0.11	$0.12	$0.14	$0.16
Diluted earnings per share	$0.10	$0.12	$0.13	$0.16

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
2004
Interest income	$3,990	$4,419	$5,030	$6,193
Interest expense	1,387	1,473	1,645	2,156
Net interest income	2,603	2,946	3,385	4,007
Provision for loan losses	275	300	400	450
Noninterest income	1,150	1,427	1,588	1,692
Noninterest expense	3,020	3,438	3,803	4,392
Income before income tax expense	458	635	770	857
Income tax expense	97	172	223	218

Net income	$361	$463	$547	$639

Basic earnings per share	$0.10	$0.11	$0.11	$0.09
Diluted earnings per share	$0.08	$0.10	$0.10	$0.09

ITEM 8 — FINANCIAL STATEMENTS
GATEWAY FINANCIAL HOLDINGS, INC. & SUBSIDIARY
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Gateway Financial Holdings, Inc.
Elizabeth City, North Carolina
We have audited the accompanying consolidated balance sheets of Gateway Financial Holdings, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Financial Holdings, Inc. and subsidiary at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gateway Financial Holdings, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2006 expressed unqualified opinions on both management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.

Greenville, North Carolina
March 28, 2006

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
	(In thousands, except share data)
ASSETS
Cash and due from banks	$18,475	$9,028
Interest-earning deposits in other banks	3,668	1,245
Investment securities available for sale, at fair value (Note C)	123,773	92,608

Loans (Note D)	666,652	381,956
Allowance for loan losses (Note D)	(6,283)	(4,163)

NET LOANS	660,369	377,793

Accrued interest receivable	5,883	2,697
Stock in Federal Reserve Bank, at cost	2,097	722
Stock in Federal Home Loan Bank of Atlanta, at cost	6,208	2,321
Premises and equipment, net (Note E)	29,551	18,895
Core deposit intangibles, net (Note R)	2,790	3,169
Goodwill (Notes O and R)	7,456	7,473
Bank-owned life insurance	17,187	16,507
Other assets	4,965	3,270

TOTAL ASSETS	$882,422	$535,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand	$89,162	$52,348
Savings	8,347	10,860
Money market and NOW	181,337	157,639
Time (Note F)	367,416	185,412

TOTAL DEPOSITS	646,262	406,259

Short term borrowings (Note G)	62,000	35,861
Long term borrowings (Note G)	72,665	28,065
Accrued expenses and other liabilities	2,751	1,225

TOTAL LIABILITIES	783,678	471,410

Commitments (Notes D and L)

Stockholders’ Equity (Notes I, K and N)
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 9,493,440 and 6,659,073 shares issued and outstanding at December 31, 2005 and 2004, respectively	94,109	62,631
Retained earnings	5,113	1,908
Deferred compensation — restricted stock	(43)	—
Accumulated other comprehensive loss	(435)	(221)

TOTAL STOCKHOLDERS’ EQUITY	98,744	64,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$882,422	$535,728

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands, except
	per share data)
INTEREST INCOME
Interest and fees on loans	$36,358	$17,509	$11,511
Investment securities available for sale
Taxable	2,731	1,835	1,851
Tax-exempt	204	64	—
Interest-earning bank deposits	138	102	21
Other interest and dividends	248	122	103

TOTAL INTEREST INCOME	39,679	19,632	13,486

INTEREST EXPENSE
Money market, NOW and savings deposits	3,579	1,553	557
Time deposits (Note F)	9,115	3,430	3,555
Short-term borrowings	1,140	404	213
Long-term borrowings	2,542	1,304	1,016

TOTAL INTEREST EXPENSE	16,376	6,691	5,341

NET INTEREST INCOME	23,303	12,941	8,145

PROVISION FOR LOAN LOSSES (Note D)	2,200	1,425	1,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,103	11,516	6,945

NON-INTEREST INCOME
Service charges on deposit accounts	2,308	1,500	898
Mortgage operations	836	872	1,111
Insurance operations	2,388	1,832	1,480
Brokerage operations	656	463	240
Gain on sale of securities	282	159	244
Gain on sale of membership interest in mortgage company	—	281	—
Income from bank-owned life insurance	679	401	146
Other service charges and fees	623	259	141
Other	295	90	225

TOTAL NON-INTEREST INCOME	8,067	5,857	4,485

NON-INTEREST EXPENSE
Personnel costs	11,583	7,838	5,549
Occupancy and equipment	4,592	2,884	1,864
Data processing fees	941	606	397
Other (Note J)	6,150	3,325	2,420

TOTAL NON-INTEREST EXPENSE	23,266	14,653	10,230

INCOME BEFORE INCOME TAXES	5,904	2,720	1,200
INCOME TAXES (Note H)	1,965	710	—

NET INCOME	$3,939	$2,010	$1,200

NET INCOME PER COMMON SHARE
Basic	$.53	$.41	$.33

Diluted	$.51	$.37	$.32

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands)
Net income	$3,939	$2,010	$1,200

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	(67)	(489)	(157)
Tax effect	26	188	38
Reclassification of gains recognized in net income	(282)	(159)	(244)
Tax effect	109	62	58

Total other comprehensive loss	(214)	(398)	(305)

Comprehensive income	$3,725	$1,612	$895

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

				Deferred	Accumulated
			Retained	Compensation	Other	Total
	Common Stock		Earnings	- Restricted	Comprehensive	Stockholders’
	Shares	Amount	(Deficit)	Stock	Income (Loss)	Equity
	(Amounts in thousands, except share data)
Balance at December 31, 2002	3,006,007	$24,788	$(1,302)	$—	$482	$23,968

Net income	—	—	1,200	—	—	1,200
Other comprehensive loss	—	—	—	—	(305)	(305)
Shares issued in exercise of common stock warrants	11,662	112	—	—	—	112
Shares issued in 21-for-20 stock split effected as a 5% stock dividend	149,873	—	—	—	—	—
Cash paid for fractional shares	—	(4)	—	—	—	(4)

Balance at December 31, 2003	3,167,542	24,896	(102)	—	177	24,971

Net income	—	—	2,010	—	—	2,010
Other comprehensive loss	—	—	—	—	(398)	(398)
Shares issued in exercise of common stock warrants	1,320,817	12,111	—	—	—	12,111
Shares issued in subsidiary acquisition	38,013	503	—	—	—	503
Shares issued from options exercise	39,517	311	—	—	—	311
Issuance of common stock	1,932,000	24,915	—	—	—	24,915
Shares issued in 21-for-20 stock split effected as a 5% stock dividend	161,184	—	—	—	—	—
Cash dividends ($.02 per share)	—	—	(95)	—	—	(95)
Cash paid for fractional shares	—	(10)	—	—	—	(10)

Balance at December 31, 2004	6,659,073	62,726	1,813	—	(221)	64,318

Net income	—	—	3,939	—	—	3,939
Other comprehensive loss	—	—	—	—	(214)	(214)
Restricted stock awards	10,230	133	—	(133)	—	—
Earned compensation	—	—	—	90	—	90
Issuance of shares pursuant to dividend reinvestment plan	9,025	147	—	—	—	147
Shares issued from options exercise	142,159	1,225	—	—	—	1,225
Issuance of common stock	2,000,000	29,855	—	—	—	29,855
Shares issued in 11-for-10 stock split effected as a 10% stock dividend	671,740	—	—	—	—	—
Tax benefits from the exercise of options	—	12	—	—	—	12
Sale of common stock	1,213	11	—	—	—	11
Cash dividends ($0.09 per share)	—	—	(631)	—	—	(631)
Cash paid for fractional shares	—	—	(8)	—	—	(8)

Balance at December 31, 2005	9,493,440	$94,109	$5,113	$(43)	$(435)	$98,744

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,939	$2,010	$1,200
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	379	130	59
Depreciation and other amortization	1,761	1,310	1,286
Deferred income taxes	(185)	(308)	(368)
Realized gain on available-for-sale securities	(282)	(159)	(244)
Income from bank-owned life insurance	(680)	(401)	(146)
Realized gain on sale of loans	(127)	—	(98)
Realized loss on sale of foreclosed real estate	—	—	27
Realized (gain) loss on sale of premises and equipment	(6)	14	(118)
Provision for loan losses	2,200	1,425	1,200
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(3,186)	(1,396)	(117)
(Increase) decrease in other assets	(1,360)	92	(1,171)
Increase in accrued expenses and other liabilities	1,526	(252)	300
Increase (decrease) in accrued compensation	90	—	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,069	2,465	1,810

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(58,113)	(87,212)	(31,925)
Maturities, sales and calls of available-for-sale securities	26,646	37,620	32,089
Proceeds from sale of loans	2,536	—	1,973
Net increase in loans from originations and repayments	(287,185)	(149,605)	(68,809)
Proceeds from sale of foreclosed real estate	—	—	203
Proceeds from sale of bank premises and equipment	234	209	330
Purchase of premises and equipment	(12,408)	(6,033)	(1,971)
Purchase of Federal Reserve Bank stock	(1,375)	—	(255)
Purchase of Federal Home Loan Bank stock	(3,887)	(271)	(380)
Purchase of bank owned life insurance	—	(9,000)	(6,960)
Net cash received in financial center and subsidiary acquisitions	—	117,361	11,260

NET CASH USED BY INVESTING ACTIVITIES	(333,552)	(96,931)	(64,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	240,003	41,001	47,248
Net increase in short-term borrowings	21,339	1,600	7,600
Net increase (decrease) in long term borrowings	49,400	4,861	2,999
Proceeds from issuance of junior subordinated debentures	—	7,217	8,000
Proceeds from exercise of stock options	1,237	311	—
Proceeds from issuance of common stock	29,866	24,915	—
Proceeds from the conversion of common stock warrants	—	12,111	112
Proceeds from dividend reinvestment	147	—	—
Cash paid dividends	(631)	(95)	—
Cash paid for fractional shares	(8)	(10)	(4)

NET CASH PROVIDED BY FINANCING ACTIVITIES	341,353	91,911	65,955

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,870	(2,555)	3,320

CASH AND CASH EQUIVALENTS, BEGINNING	10,273	12,828	9,508

CASH AND CASH EQUIVALENTS, ENDING	$22,143	$10,273	$12,828

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$15,689	$6,788	$5,290

Income taxes paid	$748	$1,220	$162

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Unrealized holding gains (losses) on available-for-sale securities, net	$(214)	$(398)	$(305)

Deconsolidation of grantor trust	—	248	$—

Noncash assets acquired and liabilities assumed in a business combination are presented in Note O.

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE A — ORGANIZATION AND OPERATIONS
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
The Company formed Gateway Capital Statutory Trust I in 2003 and Gateway Capital Statutory Trust II in 2004, both of which are wholly owned by the Company, to facilitate the issuance of trust preferred securities totaling $8.0 million and $7.0 million, respectively. Adoption of FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities resulted in the deconsolidation of these trust preferred subsidiaries. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts were included in long-term borrowings and the Company’s equity interest in the trusts was included in other assets. The deconsolidation of the trusts did not materially impact net income.
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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
December 31, 2005, 2004 and 2003
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Allowance for Loan Losses
The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management’s internal review of the loan portfolio. Loans are considered impaired when it is probable that all amounts due under the contractual terms of the loan will not be collected. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Bank to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful asset lives of 3 — 10 years for furniture and equipment, 5 years for vehicles, and 40 years for bank premises. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.
Federal Home Loan Bank and Federal Reserve Bank Stock
As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank (“FRB”). These investments are carried at cost. Due to the redemption provisions of these entities, the Company estimated that fair value equals cost and that these investments were not impaired at December 31, 2005.
Intangible Assets
Financial center and business acquisitions typically result in the Company recording certain intangible assets, principally deposit base premiums and goodwill. The Company’s policy is to amortize core deposit intangibles on a straight-line basis over ten years. Other acquisition-related intangible assets, including goodwill and intangible assets previously subject to Statement of Financial Accounting Standards No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, are subject to periodic review and are adjusted for any impairment in value. Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination, is tested at least annually for impairment. The impairment test is a two-step process that begins with an initial impairment evaluation. If the initial evaluation suggests that an impairment of the asset value exists, the second step would determine the amount of the impairment, if any. If the tests conclude that goodwill is impaired, the carrying value would be adjusted, and an impairment loss would be recorded.
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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Mortgage Operations
The Bank originates single family, residential first mortgage loans on a presold basis. Such loans are closed by a third party and therefore are not shown in the Company’s consolidated financial statements. The Bank recognizes certain origination and service release fees upon the sale, which are included in non-interest income on the statements of operations under the caption “Mortgage operations.” Also included under this caption is income derived from investments in certain mortgage companies.
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

	2005	2004	2003
	(Amounts in thousands,
	except per share data)
Net income:
As reported	$3,939	$2,010	$1,200
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,748	1,429	203

Pro forma	$2,191	$581	$997

Basic net income per share:
As reported	$.53	$.41	$.33
Pro forma	.29	.12	.27

Diluted net income per share:
As reported	$.51	$.37	$.32
Pro forma	.28	.11	.26
Per Share Results
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Per Share Results (Continued)
The basic and diluted weighted average shares outstanding are as follows:

	2005	2004	2003
Weighted average outstanding shares used for basic EPS	7,467,380	4,926,636	3,648,445

Plus incremental shares from assumed exercise of:
Stock options	308,432	247,647	101,941
Restricted stock	2,381	—	—
Warrants	—	196,690	53,335

Weighted average outstanding shares used for diluted EPS	7,778,193	5,370,973	3,803,721

On May 1, 2003, the Company’s Board of Directors declared a 21-for-20 stock split, effected in the form of a 5% stock dividend, which was distributed June 12, 2003 to shareholders of record on May 23, 2003. On February 27, 2004, the Company’s Board of Directors declared a 21-for-20 stock split, effected in the form of a 5% stock dividend, which was distributed April 8, 2004 to shareholders of record on March 15, 2004. This year our Board of Directors declared an 11-for-10 stock split, effected in the form of a 10% stock dividend, which was distributed June 20, 2005 to shareholders of record on May 30, 2005. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect the effects of these stock splits.
There were no adjustments required to be made to net income in the computation of diluted earnings per share. For the years ended December 31, 2005, 2004 and 2003, there were options of 126,000, 464,000, and 2,625, respectively, that were antidilutive since the exercise price for these options exceeded the average market price of the Company’s common stock for the year.
Derivative financial instruments
For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process and are linked to specific assets or liabilities, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.
The Company utilizes interest rate swap agreements to convert a portion of its variable rate loans to a fixed rate (cash flow hedge). Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged.
Under SFAS No. 133, the effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Derivative financial instruments (Continued)
Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as trading activities and would be recorded at fair value with changes in fair value recorded in income. Derivative hedge contracts must meet specific effectiveness tests ( i.e., over time the change in their fair values due to the designated hedge risk must be within 80 to 125 percent of the opposite change in the fair values of the hedged assets or liabilities). Changes in the fair value of the derivative financial instruments must be effective at offsetting changes in the fair value of the hedged items due to the designated hedge risk during the term of the hedge. Further, if the underlying financial instrument differs from the hedged asset or liability, there must be a clear economic relationship between the two prices of the two financial instruments. If periodic assessment indicates derivatives no longer provide an effective hedge, the derivative contracts would be closed out and settled or classified as a trading activity.
Beginning January 1, 2001, in accordance with SFAS No. 133, hedges of variable-rate loans are accounted for as cash flow hedges, with changes in fair values recorded in derivative assets or liabilities and other comprehensive income. The net settlement (upon close our or termination) that offsets changes in the value of the hedged asset that did not offset changes in the value of the hedged asset or liability is recognized immediately in non-interest income.
Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.
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
In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses EITF 01-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP is to be applied to reporting periods beginning after December 15, 2005. The Company is in the process of evaluating the impact of this FSP.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP did not have a material impact on the Company’s financial position or results of operations.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period or the period the employee will be retirement eligible. SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2005, 2004, and 2003 would have decreased by approximately $1.7 million, $1.4 million and $203,000, respectively. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS No. 123(R) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(R) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(R). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(R) is adopted. The Company will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.
From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Reclassifications
Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.
NOTE C — INVESTMENT SECURITIES
The following is a summary of the securities portfolio by major classification:

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)
Securities available-for-sale:
U. S. government securities and obligations of U.S. government agencies	$42,555	$—	$1,327	$41,228
Corporate debt/equity securities	6,619	1,373	117	7,875
Mortgage-backed securities	67,935	13	581	67,367
Municipal securities	7,372	18	87	7,303

	$124,481	$1,404	$2,112	$123,773

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)
Securities available-for-sale:
U. S. government securities and obligations of U.S. government agencies	$43,709	$6	$471	$43,244
Corporate debt/equity securities	2,613	49	1	2,661
Mortgage-backed securities	40,408	146	86	40,468
Municipal securities	6,239	17	21	6,235

	$92,969	$218	$579	$92,608

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE C — INVESTMENT SECURITIES (Continued)
The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004. The current year unrealized losses on investment securities are a result of volatility in the market during 2005 and relate to sixteen U.S. government securities and obligations of U.S. government agencies, three corporate debt securities, twenty municipal securities and six mortgage-backed securities. Our investments are readily marketable and could be redeemed in a short period of time if management desired to liquidate. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the duration of the unrealized loss. Management has concluded that the unrealized losses presented above are temporary in nature since they are not related to the underlying credit quality of the issuers, and we have the intent and ability to hold these investments for a time necessary to recover their cost.

	2005
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$—	$—	$40,727	$1,327	$40,727	$1,327
Corporate	981	58	472	59	1,453	117
Mortgage-backed securities	9,216	260	8,545	321	17,761	581
Municipal securities	3,937	52	2,089	35	6,026	87

Total temporarily impaired securities	$14,134	$370	$51,833	$1,742	$65,967	$2,112

	2004
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$42,729	$471	$—	$—	$42,729	$471
Corporate	536	1	—	—	536	1
Mortgage-backed securities	18,254	83	359	3	18,613	86
Municipal securities	2,494	21	—	—	2,494	21

Total temporarily impaired securities	$64,013	$576	$359	$3	$64,372	$579

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE C — INVESTMENT SECURITIES (Continued)
Proceeds from maturities, sales and calls of investment securities during the years ended December 31, 2005, 2004 and 2003 were $26.6 million, $33.2 million and $32.1 million, respectively. From those transactions, the Company realized gross gains of $333,000, $171,000 and $246,000 and gross losses of $52,000, $12,000 and $2,000 in 2005, 2004 and 2003, respectively.
The amortized cost and fair values of securities available-for-sale at December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$10,049	$11,345
Due after one year through five years	41,175	39,759
Due after five years through ten years	1,835	1,820
Due after ten years	71,422	70,849

	$124,481	$123,773

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.
Securities with an amortized cost of $95.7 million and a fair value of $94.0 million were pledged to secure FHLB advances and public monies on deposit as required by law at December 31, 2005.
NOTE D — LOANS
A summary of the balances of loans follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Commercial	$80,816	$69,075
Real estate – construction	114,018	131,431
Real estate – commercial mortgage	221,526	90,197
Real estate – 1-4 family mortgage	82,987	51,768
Consumer	98,881	10,641
Home equity lines of credit	69,246	29,351

Subtotal	667,474	382,462

Less: Allowance for loan losses	(6,283)	(4,163)

Unamortized net deferred fees	(822)	(506)

Net loans	$660,369	$377,793

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE D — LOANS (Continued)
Loans are primarily made in Northeastern North Carolina and the Tidewater area of Southeastern Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans and loans to individuals can be affected by the local economic conditions. Non accrual loans at December 31, 2005 and 2004 consisted of loans of approximately $204,000 and $490,000, respectively, that were more than 90 days delinquent and on which the accrual of interest had ceased. The allowance for loan losses allocated to these impaired loans was $120,000, $74,000 and $194,000, respectively. The average recorded investment in impaired loans was approximately $252,000, $840,000 and $1,295,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Interest income that would have been recorded on impaired loans totaled $141,000 $138,000 and $40,000 for the years ended December 31, 2005, 2004 and 2003. The total amount of impaired loans as of December 31, 2005 was $318,000.
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
A summary of related party loan transactions is as follows (in thousands):

2005
Balance at beginning of year	$14,417
Additions	34,890
Loans of newly elected directors	8,667

Loans of retiring directors	(196)
Loan repayments	(19,219)

Balance at end of year	$38,559

At December 31, 2005, commitments to extend credit to directors, executive officers and their related interests consisted of unused lines of credit totaling $10.4 million.
An analysis of the allowance for loan losses follows:

	2005	2004	2003
	(Amounts in thousands)
Balance at beginning of year	$4,163	$2,759	$1,721

Provision charged to operations	2,200	1,425	1,200

Allowance for loan losses on loans purchased	—	—	52

Charge-offs	(87)	(174)	(215)
Recoveries	7	153	1

Net charge-offs	(80)	(21)	(214)

Balance at end of year	$6,283	$4,163	$2,759

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE E — PREMISES AND EQUIPMENT
Following is a summary of premises and equipment at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Land	$2,942	$2,443
Furniture and equipment	6,692	5,172
Vehicles	617	412
Buildings and improvements	14,927	11,350
Construction in progress	8,350	2,010
Accumulated depreciation	(3,977)	(2,492)

Total	$29,551	$18,895

Depreciation and amortization amounting to $1.5 million, $970,000 and $779,000 for the years ended December 31, 2005, 2004 and 2003, respectively, is included in occupancy and equipment expense.
The Company leases, under separate agreements, land on which the permanent headquarters and adjacent parking lot are located. The Company also leases land on which its Chesapeake, Virginia financial center is located, as well as, its operations facility and financial center facilities in Cape Charles, Williamsburg and Virginia Beach, Virginia and Edenton, Elizabeth City and Nags Head, North Carolina. These leases expire at various dates through January 31, 2034. Future rentals under these leases are as follows (in thousands):

2006	$1,318
2007	1,166
2008	1,054
2009	1,024
2010	892
Thereafter	9,215

$14,669

Rental expense amounted to $819,000, $655,000 and $423,000 during the years ended December 31, 2005, 2004 and 2003, respectively.
Certain leases contain options to extend for up to three consecutive five-year terms. The Company has an option to purchase the land on which its permanent headquarters are affixed at the end of the twenty-year lease term for a cost of $300,000.
Our commitment for construction projects as of December 31, 2005 is approximately $8.5 million.
NOTE F — DEPOSITS
The weighted average cost of time deposits was 3.85% 2.69% and 2.47% at December 31, 2005, 2004 and 2003, respectively.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE F — DEPOSITS (Continued)
Time deposits in denominations of $100,000 or more were $151.4 million and $56.6 million at December 31, 2005 and 2004, respectively. Interest expense on such deposits aggregated $9.1 million in 2005 and $3.4 million in 2004. At December 31, 2005, the scheduled maturities of time deposits are as follows (in thousands):

	$100,000	Under
	and Over	$100,000	Total
2006	$130,748	$177,547	$308,295
2007	15,081	28,769	43,850
2008	1,893	5,267	7,160
2009	104	1,800	1,904
2010	3,621	2,576	6,197
Thereafter	—	10	10

Total	$151,447	$215,969	$367,416

NOTE G — BORROWINGS
A summary of the balances of borrowings follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Federal fund purchased	$5,000	$10,861
Federal Home Loan Bank	114,200	37,600
Junior Subordinated Debentures	15,465	15,465

Total borrowings	$134,665	$63,926

Advances from the Federal Home Loan Bank of Atlanta consisted of the following at December 31, 2005 and 2004:

	Interest
Maturity	Rate	2005	2004
February 4, 2005	2.14%	—	5,000,000
July 21, 2005	2.44%	—	20,000,000
February 27, 2006	5.45%	200,000	600,000
March 17, 2010	5.71%	1,500,000	1,500,000
November 10, 2010	5.43%	5,000,000	5,000,000
January 24, 2012	3.88%	5,500,000	5,500,000
October 23, 2006	3.89%	5,000,000	—
April 21, 2008	4.22%	5,000,000	—
April 25, 2012	3.88%	10,000,000	—
May 19, 2010	3.88%	10,000,000	—
June 24, 2010	3.88%	10,000,000	—
July 23, 2012	3.87%	10,000,000	—
November 22, 2006	4.58%	52,000,000	—

		$114,200,000	$37,600,000

Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2005 advances are secured by investment securities available for sale with a fair value of $74.7 million and by loans with a carrying amount of $75.8 million, which approximates market value. The Company has a maximum borrowing availability from FHLB equal to 25% of total assets.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE G — BORROWINGS (Continued)
The Company may purchase federal funds through three unsecured federal funds lines of credit aggregating $29.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate (4.35% at December 31, 2005). The Company had $5.0 million and $10.9 million outstanding on these lines of credit as of December 31, 2005 and 2004, respectively. The maximum amounts outstanding under these lines of credit at any month-end during 2005 and 2004 were $17.5 million and $10.9 million, respectively. The average amounts outstanding under these lines of credit were $4.3 million for 2005 and $4.7 million for 2004.
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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE H — INCOME TAXES
The significant components of the provision for income taxes for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
	(In thousands)
Current tax provision:
Federal	$1,841	$837	$341
State	309	181	79

	2,150	1,018	420

Deferred tax provision:
Federal	(181)	(65)	(43)
State	(4)	(16)	(9)

	(185)	(81)	(52)

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	1,965	937	368

Decrease in valuation allowance	—	(227)	(368)

Net provision for income taxes	$1,965	$710	$—

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2005	2004	2003
	(In thousands)
Tax computed at the statutory federal rate	$2,007	$925	$408

Increase (decrease) resulting from:
State income taxes, net of federal benefit	201	109	46
Adjustment to deferred tax asset valuation allowance	—	(227)	(368)
Non-taxable interest income	(59)	(17)	—
Non-taxable income from bank owned life insurance	(231)	(137)	(50)
Other permanent differences	47	57	(36)

Provision for income taxes	$1,965	$710	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2005 and 2004 are as follows:

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE H — INCOME TAXES (CONTINUED)

	2005	2004
	(In thousands)
Deferred tax assets relating to:
Allowance for loan losses	$2,285	$1,512
Equity investment basis difference	10	122
Unrealized losses on securities available for sale	273	139
Other	40	22

Total deferred tax assets	2,608	1,795

Deferred tax liabilities relating to:
Depreciation	(527)	(488)
Deferred loan costs	(383)	(240)
Amortization of intangible assets	(253)	(125)
Prepaid expenses	(259)	(75)

Total deferred tax liabilities	(1,422)	(928)

Net recorded deferred tax assets	$1,186	$867

It is management’s opinion that realization of the net deferred tax asset is more likely than not based on the Company’s history of taxable income and estimates of future taxable income.
NOTE I — COMMON STOCK WARRANTS
In connection with the sale of common stock in a secondary stock offering in 2002, the Company issued 1,110,973 warrants for the purchase of the Company’s common stock. Each warrant enabled the holder to purchase 1.213 shares of common stock at $9.15 per share at any time until June 30, 2004. During the year ended December 31, 2003, 10,098 warrants were exercised for 11,662 shares of common stock generating proceeds totaling approximately $112,000. During the year ended December 31, 2004, 1,088,885 warrants were exercised for 1,320,817 shares of common stock generating proceeds totaling approximately $12,111,000. No warrants remain outstanding at December 31, 2004.
NOTE J — OTHER NON-INTEREST EXPENSE
The major components of other non-interest expense for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(Dollars in thousands)
Professional services	$1,399	$643	$433
Postage, printing and office supplies	1,355	847	666
Advertising and promotion	541	478	213
Amortization of intangibles	379	130	59
Other	2,476	1,227	1,049

Total	$6,150	$3,325	$2,420

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE K — REGULATORY MATTERS
The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2005, that the Company meets all capital adequacy requirements to which it is subject. At December 31, 2005, the Company’s total risk-based capital, Tier I risk-based capital, and leverage ratios were 15.17%, 14.31% and 13.73%, respectively.
As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table below:

					Minimum to be Well
					Capitalized under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005:

Total Capital (to Risk-Weighted Assets)	$100,659	14.00%	$58,111	8.00%	$72,639	10.00%
Tier I Capital (to Risk-Weighted Assets)	94,376	13.13%	29,055	4.00%	43,583	6.00%
Tier I Capital (to Average Assets)	94,376	12.47%	30,271	4.00%	37,839	5.00%

As of December 31, 2004:

Total Capital (to Risk-Weighted Assets)	$63,295	15.14%	$33,443	8.00%	$41,803	10.00%
Tier I Capital (to Risk-Weighted Assets)	59,132	14.15%	16,722	4.00%	25,082	6.00%
Tier I Capital (to Average Assets)	59,132	11.94%	19,806	4.00%	24,757	5.00%
The Bank may not declare or pay a cash dividend, or repurchase any of its capital stock, if the effect would cause the regulatory net worth of the Bank to fall to an amount which is less than the minimum required by the FDIC and the North Carolina Office of the Commissioner of Banks.
NOTE L — OFF-BALANCE SHEET RISK
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
December 31, 2005, 2004 and 2003
NOTE L — OFF-BALANCE SHEET RISK (Continued)
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
A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2005 is as follows (in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$82,427
Undisbursed lines of credit	122,990
Standby letters of credit	6,323
Construction commitments	8,500
NOTE M — DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE M — DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)
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
The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2005 and 2004:

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$18,475	$18,475	$9,028	$9,028
Interest-earning deposits with banks	3,668	3,668	1,245	1,245
Investment securities	123,773	123,773	92,608	92,608
Accrued interest receivable	5,883	5,883	2,697	2,697
Federal Reserve Bank stock	2,097	2,097	722	722
Federal Home Loan Bank stock	6,208	6,208	2,321	2,321
Loans	666,652	669,600	377,793	381,303
Bank owned life insurance	17,187	17,187	16,507	16,507
Financial liabilities:
Deposits	646,262	647,704	406,259	408,594
Borrowings	134,665	129,606	63,926	64,653
Accrued interest payable	1,126	1,126	439	439

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE N — EMPLOYEE AND DIRECTOR BENEFIT PLANS
401(k) Retirement Plan
The Company has a 401(k) retirement plan that contains provisions for specified matching contributions by the Bank. The Company funds contributions as they accrue. Total 401(k) expense was $388,000, $265,000 and $186,000 during the years ended December 31, 2005, 2004 and 2003, respectively.
Stock Option Plans
During 1999 the Bank adopted, with shareholder approval, an Employee Stock Option Plan (the “Employee Plan”) and a Director Stock Option Plan (the “Director Plan”). During 2001 the Company increased the number of shares available under its option plans. On November 24, 2004, the Company increased, by 506,000, the number of options that are subject to shareholder approval at the 2005 shareholder meeting, and made certain grants of these options. All options granted prior to November 2004 to non-employee directors vest immediately at the time of grant, while other options from this pool vest over a four-year period with 20% vesting on the grant date and 20% vesting annually thereafter. Options granted from the pool of shares made available on November 24, 2004 to non-employee directors vest immediately at the time of the grant, while options from this pool granted to employees vest 50% in at the time of grant and 50% the following year. In May 2005, the Company increased the number of options available for grant by 660,000. During the year ended December 31, 2005 the Company granted 147,500 options which vested immediately. All unexercised options expire ten years after the date of grant. All references to options have been adjusted to reflect the effects of stock splits. A summary of the Company’s option plans as of and for the years ended December 31, 2005, 2004 and 2003 is as follows:

			Outstanding Options		Exercisable Options
		Shares		Weighted		Weighted
		Available		Average		Average
	Shares	for Future	Number	Exercise	Number	Exercise
	in Plans	Grants	Outstanding	Price	Outstanding	Price
At December 31, 2002	792,899	19,487	773,412	$7.19	578,555	$7.28

Options granted/vested	—	(2,888)	2,888	10.64	86,961	7.20
Options forfeited	—	6,660	(6,660)	6.75	(2,669)	6.75

At December 31, 2003	792,899	23,259	769,640	7.20	662,847	7.27

Options authorized	506,000	506,000	—		—
Options granted/vested	—	(527,152)	527,152	14.39	465,620	13.48
Options exercised	(43,469)	—	(43,469)	7.25	(43,469)	7.25
Options forfeited	—	5,343	(5,343)	7.15	(5,343)	7.15

At December 31, 2004	1,255,430	7,450	1,247,980	10.24	1,079,655	9.95

Options authorized	660,000	660,000	—		—
Options granted/vested	—	(147,500)	147,500	17.66	304,727	17.62
Options exercised	(148,324)	—	(148,324)	8.25	(148,324)	8.25
Options forfeited	—	9,900	(9,900)	12.89	(9,900)	12.89

At December 31, 2005	1,767,106	529,850	1,237,256	$11.35	1,226,158	$11.36

     Outstanding options include 1,237,256 options with exercise prices ranging from $6.18 to $18.18 per share, of which 1,226,158 are exercisable at December 31, 2005. The weighted average remaining life of total options outstanding and options exercisable as of December 31, 2005 is 6.89 years and 6.89 years, respectively. The weighted average fair value of options granted in 2005, 2004 and 2003 was $4.90, $6.05 and $3.73, respectively, and was determined as of the date of grant using the Black-Scholes option pricing model, assuming a dividend growth rate ranging from 0% to 5% for each period; expected volatility of 24.26%, 26.40% and 24.00%; risk-free interest rates ranging from 3.0% to 4.2%; and expected lives of 7 years for new grants during the years ended December 31, 2005, 2004 and 2003, respectively.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE N — EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)
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
NOTE O — ACQUISITIONS
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

On October 15, 2004, the Bank completed its acquisition of three financial center offices in a business combination transaction accounted for as a purchase. The financial centers were located in Emporia and Suffolk, Virginia and Elizabeth City, North Carolina. This acquisition was made to expand the Company’s market share in Southeastern Virginia and Northeastern North Carolina and because the financial centers acquired fit well within the Company’s strategic objectives.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE O — ACQUISITIONS (Continued)
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
On August 15, 2003, the Bank completed its acquisition from another bank of a financial center office in Elizabeth City, North Carolina, in a business combination transaction accounted for as a purchase. This acquisition was made to expand the Company’s market share in Elizabeth City and because the financial center acquired fits well within the Company’s strategic objectives.
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

$16,623

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE P — PARENT COMPANY FINANCIAL DATA
Gateway Financial Holdings, Inc. became the holding company for Gateway Bank & Trust Co. effective October 1, 2001. Following are condensed financial statements of Gateway Financial Holdings, Inc. as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, presented in thousands.
Condensed Balance Sheets
December 31, 2005 and 2004

	2005	2004
Asset:
Cash on deposit in subsidiary	$3,909	$8,952
Investment in securities available for sale	6,421	513
Investment in subsidiaries	103,808	70,149
Other assets	640	203

Total assets	$114,778	$79,817

Liabilities:
Junior subordinated debentures	$15,465	$15,465
Other liabilities	569	34

Total liabilities	16,034	15,499

Stockholders’ equity:
Common stock	94,109	62,631
Retained earnings	5,113	1,908

Deferred Compensation – restricted stock	(43)	—
Accumulated other comprehensive loss	(435)	(221)

Total stockholders’ equity	98,744	64,318

Total liabilities and stockholders’ equity	$114,778	$79,817

Condensed Statements of Operations
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Equity in income of subsidiary	$4,716	$2,584	$1,336
Interest income	18	19	27
Gain on sale of securities	199	—	—
Interest expense	(939)	(541)	(143)
Other expense	(55)	(52)	(20)

	$3,939	$2,010	$1,200

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE P — PARENT COMPANY FINANCIAL DATA (Continued)
Condensed Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Operating activities:
Net income	$3,939	$2,010	$1,200
Equity in income of subsidiary	(4,716)	(2,584)	(1,336)
Amortization of debt issuance costs	55	52	20
Realized gain on sale of securities	(199)	—	—
Deferred Compensation	90	—	—
(Increase) decrease in other assets	(482)	(35)	(240)
Increase in other liabilities	6	20	14

	(1,307)	(537)	(342)

Investing activities:
Purchases of available for sale securities	(5,102)	(513)	—
Investment in subsidiaries	(30,000)	(37,323)	(5,243)
Proceeds from the sale of securities	766	—	—
Upstream dividend received from the Bank	—	105	—

	(34,336)	(37,731)	(5,243)

Financing activities:
Proceeds from junior subordinated debentures, net of debt issuance costs	—	7,217	8,248
Proceeds from the conversion of common stock warrants	—	12,111	112
Proceeds from stock offering	29,855	24,915	—
Proceeds from options exercise	1,237	311	—
Dividend reinvestment	147	—	—
Cash dividends paid	(631)	(95)	—
Cash paid for fractional shares	(8)	(10)	(4)

	30,600	44,449	8,356

Net increase (decrease) in cash	(5,043)	6,181	2,771

Cash, beginning of year	8,952	2,771	—

Cash, end of year	$3,909	$8,952	$2,771

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE Q — BUSINESS SEGMENT REPORTING
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

	At or for the Year Ended December 31, 2005
	Consolidated	Adjustments	Banking	Brokerage	Insurance
Total interest expense	$16,376	$—	$16,376	$—	$—

Net interest income	23,303	—	23,270	—	33
Provision for loan losses	2,200	—	2,200	—	—

Net interest income after provision for loan losses	21,103	—	21,070	—	33
Non-interest income	8,067	(713)	5,736	656	2,388
Non-interest expense	23,266	—	20,902	464	1,900

Income before income taxes	5,904	(713)	5,904	192	521
Provision for income taxes	1,965	—	1,965	—	—

Net income	$3,939	$(713)	$3,939	$192	$521

Period end total assets	$882,422	$(3,837)	$883,247	$488	$2,524

	At or for the Year Ended December 31, 2004
	Consolidated	Adjustments	Banking	Brokerage	Insurance
Total interest income	$19,632	$—	$19,609	$—	$23
Total interest expense	6,691	—	6,691	—	—

Net interest income	12,941	—	12,918	—	23
Provision for loan losses	1,425	—	1,425	—	—

Net interest income after provision for loan losses	11,516	—	11,493	—	23
Non-interest income	5,857	(562)	3,963	463	1,993
Non-interest expense	14,653	(161)	12,736	400	1,678

Income before income taxes	2,720	(401)	2,720	63	338
Provision for income taxes	710	—	710

Net income	$2,010	$(401)	$2,010	$63	$338

Period end total assets	$535,728	$(2,219)	$535,751	$286	$1,910

	At or for the Year Ended December 31, 2003
	Consolidated	Adjustments	Banking	Brokerage	Insurance
Total interest income	$13,486	$—	$13,486	$—	$—
Total interest expense	5,341	—	5,341	—	—

Net interest income	8,145	—	8,145	—	—
Provision for loan losses	1,200	—	1,200	—	—

Net interest income after provision for loan losses	6,945	—	6,945	—	—
Non-interest income	4,485	(215)	2,874	240	1,586
Non-interest expense	10,230	(106)	8,618	235	1,483

Income before income taxes	1,200	(109)	1,201	5	103
Provision for income taxes	—	—	—	—	—

Net income	$1,200	$(109)	$1,201	$5	$103

Period end total assets	$314,826	$(1,267)	$314,786	$103	$1,204

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE R — INTANGIBLE ASSETS
The following is a summary of intangible assets as of December 31, 2005, 2004 and 2003.

	2005	2004	2003
	(In thousands)
Intangibles assets subject to future amortization:
Core deposit intangibles — gross	$3,497	$3,497	$805
Less accumulated amortization	(707)	(328)	(198)

Core deposit intangibles — net	$2,790	$3,169	$607

Intangible assets not subject to future amortization:
Goodwill — banking segment	$6,454	$6,471	$2,341
Goodwill — insurance segment	1,002	1,002	634

	$7,456	$7,473	$2,975

The following table presents the estimated amortization expense (in thousands) for intangible assets for each of the five years ending December 31, 2010 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful life of amortizing intangible assets.

2006	$379
2007	379
2008	379
2009	379
2010	338
Thereafter	936

$2,790

NOTE S — DERIVATIVES
The Company has stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amount is the amount on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid. Any unrealized gain (loss) related to the fair market value of interest rate swaps for cash flow hedging would be recorded in derivative assets or derivative liabilities in accordance with SFAS No. 133. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with variable rate loans would be reported in other comprehensive income. Net cash monthly settlements are recorded as an adjustment to interest income in the period to which they relate. Such difference, which represents the fair value of the derivative instrument, is not reflected on the Company’s consolidated balance sheet as a derivative asset or derivative liability for the current year due to entering into the interest swap on the last business day of the year when the value was equal to $0.
The Company is exposed to credit related losses in the event of nonperformance by the counterparty to this agreement. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect the counterparty to fail their obligations.
Derivative instruments are generally either negotiated over-the-counter (“OTC”) contracts or standardized contracts executed on a recognized exchange. Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific terms, including the underlying instruments, amount, exercise prices and maturity.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE S — DERIVATIVES (Continued)
RISK MANAGEMENT POLICIES – HEDGING INSTRUMENTS
The primary focus of the Company’s asset/liability management program is to monitor the sensitivity of the Company’s net portfolio value and net income under varying interest rate scenarios to take steps to control its risks. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve month period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest earning assets and interest bearing liabilities during the measurement period. Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means to reduce the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.
INTEREST RATE RISK MANAGEMENT – CASH FLOW HEDGING INSTRUMENTS
The Company originates variable rate loans for its loan portfolio. These loans expose the Company to variability in cash flow primarily from interest receipts due to changes to interest rates. If interest rates increase, interest income increases. Conversely, if interest rates decrease, interest income decreases. Management believes it is prudent to limit the future variability of a portion of its cash flows from variable rate loans. To meet this objective, management entered into an interest rate swap agreement whereby the Company receives fixed rate payments and makes variable rate payments during the contract period.
The agreement was entered into on December 31, 2005 resulting in no interest income effect for the year. Fair market value of the instrument at year end was $0, resulting in no recorded derivative asset or liability. At December 31, 2005 the information pertaining to an outstanding interest rate swap agreement used to hedge variable rate loans is as follows (amounts in thousands):

Notional amount	$150,000
Weighted average pay rate	7.25%
Weighted average receive rate	7.50%
Weighted average maturity in years	3.0
Unrealized gain (loss) relating to interest rate swaps	—
This agreement requires the Company to make monthly payments at a variable rate determined by a specified index (prime rate as stated in Publication 15) in exchange for receiving payments at a fixed rate.
Risk management results for the year ended December 31, 2005 related to the balance sheet hedging of variable rate loans indicate the hedge was 100% effective and that there was no component of the derivative instrument’s gain or loss which was excluded from the assessment of hedge effectiveness. The effectiveness of the hedge must be computed on a quarterly basis and accounted for accordingly. No interest rate swaps were terminated prior to maturity during 2005.
The Company may be required to provide collateral to the counterparty based on the evaluation of the market value of the agreement. The counterparty does not have the right and ability to redeem the collateral or prohibit the Company from selling the asset used as collateral. However, the counterparty may require the Company to provide another asset as collateral to replace the asset the Company has decided to sell.
NOTE T — SUBSEQUENT EVENTS
In connection with the sale of common stock as part of the 2005 stock offering, on January 5, 2006 the underwriter exercised its over-allotment option and an additional 300,000 shares were issued at $16.00 per share.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. There were no material changes in the Company’s internal controls over financial reporting during the fourth quarter of 2005.
Management’s Report On Internal Control Over Financial Reporting
Management of Gateway Financial Holdings, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of December 31, 2005.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management is responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include, as necessary, best estimates and judgments by management.
Management is also responsible for compliance with laws and regulations relating to safety and soundness, which are designated by the Federal Deposit Insurance Corporation and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all material respects, with such laws during the year ended December 31, 2005.
Dixon Hughes PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2005 included in this annual report, and has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, which is included herein.
March 28, 2006

/s/ D. Ben Berry	/s/ Theodore L. Salter
D. Ben Berry	Theodore L. Salter
Chairman, President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Gateway Financial Holdings, Inc. and Subsidiary
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Gateway Financial Holdings, Inc. and Subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Company Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (form FR Y-9 C). A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Gateway Financial Holdings, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Gateway Financial Holdings, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Gateway Financial Holdings, Inc. and Subsidiary as of and for the year ended December 31, 2005, and our report dated March 28, 2006, expressed an unqualified opinion on those consolidated financial statements.
We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.
Greenville, North Carolina
March 28, 2006

ITEM 9B — OTHER INFORMATION
None.
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE
WITH SECTION 16(a)
Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 15, 2006.
ITEM 11 — EXECUTIVE COMPENSATION
     Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 15, 2006.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Incorporated by reference from the company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 15, 2006.
The following table sets forth equity compensation plan information at December 31, 2005.
Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation plans
	upon exercise of	exercise price of	(excluding securities
Plan Category	outstanding options	outstanding options	reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,237,256	$10.97	529,850
Equity compensation plans not approved by security holders	58,696	$8.31	—
Total	1,237,256	$11.35	529,850

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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 15, 2006.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 15, 2006.
PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(3)Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description

Exhibit 3.1:	Amended and Restated Articles of Incorporation

Exhibit 3.2:	Bylaws (incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8K dated October 1, 2001)

Exhibit 4.1:	Specimen Certificate for Common Stock of Gateway Financial Holdings, Inc. (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-3 filed September 20, 2001)

Exhibit 10.1:	1999 Incentive Stock Option Plan of Gateway Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10K for the year ended December 31, 2001 (“2001 Annual Report”))

Exhibit 10.2:	1999 Non-Statutory Stock Option Plan of Gateway Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the 2001 Annual Report)

Exhibit 10.3:	2001 Non-Statutory Stock Option Plan of Gateway Financial Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the 2001 Annual Report)

Exhibit 10.4	Employment Agreement with D. Ben Berry

Exhibit 10.5	Employment Agreement with David R. Twiddy

Exhibit 10.6	2005 Omnibus Stock Ownership And Long Term Incentive Plan

Exhibit 21:	Subsidiaries of the Registrant

Exhibit 23:	Consent of Dixon Hughes PLLC

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32:	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.
Date: March 30, 2006	By:	/s/ D. Ben Berry
D. Ben Berry
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ D. Ben Berry
D. Ben Berry	Chairman, President and CEO	March 30, 2006

/s/ Theodore L. Salter
Theodore L. Salter	Chief Financial Officer	March 30, 2006

/s/ Mark A. Jeffries
Mark A. Jeffries	Controller	March 30, 2006

/s/ H. Spencer Barrow
H. Spencer Barrow	Director	March 30, 2006

/s/ William Brumsey III
William Brumsey III	Director	March 30, 2006

/s/ Jimmie Dixon, Jr.
Jimmie Dixon, Jr.	Director	March 30, 2006

/s/ James H. Ferebee, Jr.
James H. Ferebee, Jr.	Director	March 30, 2006

Charles R. Franklin, Jr.	Director	March 30, 2006

/s/ Robert Y. Green, Jr.
Robert Y. Green, Jr.	Director	March 30, 2006

W. Taylor Johnson, Jr.	Director	March 30, 2006

/s/ Robert Willard Luther, III
Robert Willard Luther, III	Director	March 30, 2006

/s/ Frances Morrisette Norrell
Frances Morrisette Norrell	Director	March 30, 2006

/s/ W. C. Owens, Jr.
W. C. Owens, Jr.	Director	March 30, 2006

Billy G. Roughton	Director	March 30, 2006

/s/ Ollin B. Sykes
Ollin B. Sykes	Director	March 30, 2006

Frank T. Williams	Director	March 30, 2006

Jerry T. Womack	Director	March 30, 2006