Form 10-Q
period 2006-03-31
GATEWAY FINANCIAL HOLDINGS INC
filed 2006-05-10
CIK 1156953

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☒     Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
☐     Transition Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period ended
Commission File Number      000-33223
GATEWAY FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2040581

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)
1145 NORTH ROAD STREET, ELIZABETH CITY, NORTH CAROLINA 27909

(Address of principal executive office)
(252) 334-1511

(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☒           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐       No ☒
As of May 10, 2006, 9,824,248 shares of the issuer’s common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.
This report contains 32 pages.

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets March 31, 2006 and December 31, 2005	3

	Consolidated Statements of Operations Three Months Ended March 31, 2006 and 2005	4

	Consolidated Statement of Stockholders’ Equity Three Months Ended March 31, 2006	5

	Consolidated Statements of Cash Flows Three Months Ended March 31, 2006 and 2005	6

	Notes to Consolidated Financial Statements	7

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4 -	Controls and Procedures	17

Part II.	OTHER INFORMATION

Item 6 -	Exhibits	18

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31,
	(Unaudited)	2005*
	(In thousands, except share data)
ASSETS
Cash and due from banks	$11,675	$18,475
Interest-earning deposits in other banks	942	3,668
Investment securities available for sale, at fair value	114,597	123,773

Loans	783,614	666,652
Allowance for loan losses	(7,423)	(6,283)

NET LOANS	776,191	660,369

Accrued interest receivable	6,551	5,883
Stock in Federal Reserve Bank, at cost	2,919	2,097
Stock in Federal Home Loan Bank of Atlanta, at cost	5,980	6,208
Premises and equipment, net	33,905	29,551
Core deposit intangibles, net	2,719	2,790
Goodwill	7,456	7,456
Bank-owned life insurance	17,355	17,187
Other assets	6,021	5,916

TOTAL ASSETS	$986,311	$883,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$83,780	$89,162
Savings	8,847	8,347
Money market and NOW	230,153	181,337
Time	437,298	367,416

TOTAL DEPOSITS	760,078	646,262

Short term borrowings	47,001	62,000
Long term borrowings	72,465	72,665
Accrued expenses and other liabilities	4,311	3,702

TOTAL LIABILITIES	883,855	784,629

Commitments (Note 3)

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 9,822,871 and 9,493,440 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	98,866	94,109
Retained earnings	6,178	5,113
Deferred Compensation — restricted stock	—	(43)
Accumulated other comprehensive loss	(2,588)	(435)

TOTAL STOCKHOLDERS’ EQUITY	102,456	98,744

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$986,311	$883,373

• Derived from audited consolidated financial statements.
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands, except
	share and per share data)
Interest Income
Interest and fees on loans	$13,760	$6,506
Investment securities available for sale:
Taxable	1,226	770
Tax-exempt	62	48
Interest-earning bank deposits	38	8
Other interest and dividends	148	48

Total Interest Income	15,234	7,380

Interest Expense
Money market, NOW and savings deposits	1,397	663
Time deposits	4,057	1,360
Short-term borrowings	603	378
Long-term borrowings	925	308

Total Interest Expense	6,982	2,709

Net Interest Income	8,252	4,671

Provision for Loan Losses	1,200	400

Net Interest Income After Provision for Loan Losses	7,052	4,271

Non-Interest Income
Service charges on deposit accounts	715	461
Mortgage operations	172	195
Gain on sale of securities	653	24
Insurance operations	741	516
Brokerage operations	111	141
Income from bank-owned life insurance	168	185
Other	272	149

Total Non-Interest Income	2,832	1,671

Non-Interest Expense
Personnel costs	3,708	2,469
Occupancy and equipment	1,542	1,039
Data processing fees	428	229
Other (Note 4)	2,162	1,064

Total Non-Interest Expense	7,840	4,801

Income Before Income Taxes	2,044	1,141

Income Tax Expense	685	339

Net Income	$1,359	$802

Net Income Per Common Share
Basic	$0.13	$0.10
Diluted	0.12	0.09

Weighted Average Shares Outstanding
Basic	10,762,140	8,098,406
Diluted	11,113,498	8,448,475
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Deferred	Accumulated
	Common Stock			Compensation	Other	Total
			Retained	- Restricted	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Stock	Loss	Equity
	(Amounts in thousands, except share data)
Balance at December 31, 2005	9,493,440	$94,109	$5,113	$(43)	$(435)	$98,744
Comprehensive loss:
Net income	—	—	1,359	—	—	1,359
Other comprehensive loss:	—	—	—	—	(2,153)	(2,153)

Total comprehensive loss						(794)

Dividends ($.03 per share)	—	—	(294)	—	—	(294)
Adjustment to deferred compensation for the adoption of SFAS No. 123(R)	—	(43)	—	43	—	—
Issuance of common stock	300,000	4,383	—	—	—	4,383
Shares issued in dividend reinvestment plan	15,597	264	—	—	—	264
Shares issued in exercise of stock options	1,334	8	—	—	—	8
Issuance of restricted stock	12,500	—	—	—	—	—
Stock based compensation related to restricted stock	—	35	—	—	—	35
Stock based compensation related to stock options	—	7	—	—	—	7
Tax benefit from the exercise of stock options	—	103	—	—	—	103

Balance at March 31, 2006	9,822,871	$98,866	$6,178	$	$(2,588)	$102,456

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$1,359	$802
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	71	119
Depreciation and amortization	523	392
Provision for loan losses	1,200	400
Deferred income taxes	413	427
Gain on sale of investment securities available for sale	(653)	(24)
Stock based compensation	42	—
Earnings on bank-owned life insurance	(168)	(185)
Changes in assets and liabilities:
Increase in accrued interest receivable	(668)	(476)
Decrease (increase) in other assets	838	(1,146)
Decrease in accrued expenses and other liabilities	(1,240)	(241)

Net Cash Provided by Operating Activities	1,717	68

Cash Flows from Investing Activities
Maturities, sales and calls of investment securities available for sale	8,135	12,047
Net increase in loans	(117,022)	(64,576)
Purchases of premises and equipment	(4,843)	(1,593)
Purchase of FHLB stock	228	(1,340)
Redemption of FRB stock	(822)	—
Net cash paid in branch acquisitions	—	(41)

Net Cash Used by Investing Activities	(114,324)	(55,503)

Cash Flows from Financing Activities
Net increase in deposits	113,816	29,609
Net increase (decrease) in short term borrowings	(14,999)	6,650
Net increase (decrease) in long term borrowings	(200)	19,800
Cash dividends paid	(294)	(134)
Proceeds from the issuance of common stock	4,647	11
Tax benefit of options	103	—
Proceeds from the exercise of stock options	8	277

Net Cash Provided by Financing Activities	103,081	56,213

Net Increase (Decrease) in Cash and Cash Equivalents	(9,526)	778

Cash and Cash Equivalents, Beginning	22,143	10,273

Cash and Cash Equivalents, Ending	$12,617	$11,051

See accompanying notes.

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
All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.
The organization and business of the Company, the accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

Note 2 — Stock Compensation Plans
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.
The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.
The Company has three share-based compensation plans in effect at March 31, 2006. The compensation cost that has been charged against income for those plans was approximately $42,000 for the three months ended March 31, 2006. The Company recorded a deferred tax benefit in the amount of $16,000 related to share-based compensation during the quarter ended March 31, 2006.
During 1999 the Company adopted, with shareholder approval, an Incentive Stock Option Plan (the “Employee Plan”) and a Nonstatutory Stock Option Plan (the “1999 Director Plan”). During 2001 the Company increased, with shareholder approval, the number of shares available under its option plans. In 2002, the Company increased, with shareholder approval, the number of shares available under the Employee Plan. The Company also adopted a 2001 Nonstatutory Stock Option Plan. On November 24, 2004, the Company adopted the 2005 Omnibus Stock Ownership And Long Term Incentive Plan (the “Omnibus Plan”) providing for the issuance of up to 726,000 shares of common stock under the terms of the Omnibus Plan, subject to shareholder approval at the 2005 shareholder meeting, and made certain grants of nonstatutory options pursuant to the Omnibus Plan. All options granted prior to November 2004 to non-employee directors vest immediately at the time of grant, while other options from this pool vest over a four-year period with 20% vesting on the grant date and 20% vesting annually thereafter. Options granted from the pool of shares made available on November 24, 2004 to non-employee directors vest immediately at the time of the grant, while options from this pool granted to employees vest 50% in at the time of grant and 50% the following year. In May 2005, the shareholders approved the Omnibus Plan. During the year ended December 31, 2005 the Company granted 162,250 nonstatutory options which vested immediately. All unexercised options expire ten years after the date of grant. All references to options have been adjusted to reflect the effects of stock splits. The exercise price of all options granted to date under these plans range from range from $5.62 to $16.53.
The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No stock options were granted during the three months ended March 31, 2006 or the three months ended March 31, 2005.
A summary of option activity under the stock option plans as of March 31, 2006, and changes during the three-month period ended March 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2005	1,360,982	$10.31	6.9 Years
Exercised	(1,467)	5.79
Authorized	—	—
Forfeited	—	—
Granted	—	—

Outstanding at March 31, 2006	1,359,515	$10.32	6.6 Years	$6,961,000
Exercisable at March 31, 2006	1,348,577	$10.33	6.6 Years	$6,891,000
For the three months ended March 31, 2006, the intrinsic value of options exercised was approximately $15,000. No options were exercised for the three months ended March 31, 2005.
Cash received from option exercise for the three-month period ended March 31, 2006 was $8,000. The actual tax benefit in stockholders equity realized for the tax deductions from exercise of stock options totaled $3,000 for the three months ended March 31, 2006.
The fair value of options vested over the quarters ended March 31, 2006 and 2005, respectively was $7,000 and $109,000.
The fair value of restricted stock vested over the quarters ended March 31, 2006 and 2005, respectively was $35,000 and $0.
As of March 31, 2006, there was $221,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized during 2006, 2007 and 2008 is $142,000, $75,000 and $4,000, respectively.
The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans.
The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed APB25. The effect (increase/(decrease)) of the adoption of SFAS 123R is as follows:

Income before income tax expense	$(42,000)
Net income	$(26,000)

Cash flow from operating activities	$(3,000)
Cash flow provided by financing activities	$3,000

Basic earnings per share	$0.00
Diluted earnings per share	$0.00
Had compensation costs for the Company’s stock option plans been determined using the fair value method, the Company’s pro forma net income would have been as follows:

Three Months Ended
March 31, 2005
Net income as reported	$802
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(109)

Pro forma net income	$693

Net income per share:
As reported:
Basic	$0.10

Diluted	$0.08

Proforma:
Basic	$0.09

Diluted	$0.08

Note 3 — Commitments
In the normal course of business there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects commitments of the Company outstanding as of March 31, 2006. In addition, we expect our premises and equipment balance to increase approximately 10% over the current balance in the next 12 months for our building projects.

	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)

Undisbursed home equity credit lines	$60,016	$60,016	$—	$—	$—
Other commitments and credit lines	47,516	47,516	—	—	—
Undisbursed portion of construction loans	134,009	134,009	—	—	—
Standby letters of credit	6,506	6,506	—	—	—

Total other commitments	$248,047	$248,047	$—	$—	$—

Note 4 — Other Non-Interest Expense
The major components of other non-interest expense are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands)

Postage, printing and office supplies	$427	$231
Advertising and promotion	339	50
Professional services	488	211
Other	908	572

	$2,162	$1,064

Note 5 — Comprehensive Income
A summary of comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands)

Net income	$1,359	$802

Other comprehensive loss:
Securities available for sale:
Unrealized holding losses on available for sale securities	(1,007)	(1,720)
Tax effect	390	663
Reclassification of gains recognized in net income	(653)	—
Tax effect	252	—

Net of tax amount	(1,018)	(1,057)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(1,849)	—
Tax effect	714	—

Net of tax amount	(1,135)	—

Total other comprehensive loss	(2,153)	—

Comprehensive loss	$(794)	$(255)

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
The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended
	March 31,
	2006	2005

Weighted average outstanding shares used for basic EPS	10,762,140	8,098,406

Plus incremental shares from assumed exercise of:
Stock options	334,155	350,069
Restricted stock	17,203	—

Weighted average outstanding shares used for diluted EPS	11,113,498	8,448,475

No adjustments were required to be made to net income in the computation of diluted earnings per share. During the first quarter of 2006, 13,750 shares of restricted stock were granted and classified as dilutive as of March 31, 2006. However, 138,050 options granted during 2005 are antidilutive (their exercise price exceeds the market price of the Company’s common stock) as of March 31, 2006. On April 24, 2006, the Board of Directors approved an 11-for-10 stock dividend payable on May 15, 2006 to shareholders of record as of April 28, 2006. On May 16, 2005, the Board of Directors approved an 11-for-10 stock dividend payable on June 20, 2005 to shareholders of record as of May 30, 2005. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect these stock dividends.
Note 7 — Business Segment Reporting
In addition to its banking operations, the Company has two other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency. Set forth below is certain financial information for each segment and in total:

	Total	Banking	Brokerage	Insurance
	(Amounts in thousands)

Total Assets at March 31, 2006	$986,311	$983,193	$436	$2,682

Three Months Ended March 31, 2006
Net interest income	$8,252	$8,247	$—	$5
Non-interest income	2,832	1,989	111	732

Total income	$11,084	$10,236	$111	$737

Net income (loss)	$1,359	$1,144	$(19)	$234

Three Months Ended March 31, 2005
Net interest income	$4,671	$4,660	$—	$11
Non-interest income	1,671	1,016	141	514

Total income	$6,342	$5,676	$141	$525

Net income	$802	$755	$12	$35

Note 8 — Reclassification
Certain amounts presented on the accompanying consolidated financial statements as of December 31, 2005 have been reclassified to conform with the presentation as of March 31, 2006. The reclassifications had no effect on the net income or total stockholders’ equity as previously reported.
Note 9 — Derivatives
The Company has stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amount is the amount on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid. Any unrealized gains or losses related to the fair market value of interest rate swaps for cash flow hedging are recorded in derivative assets or derivative liabilities in accordance with SFAS No. 133. As of March 31, 2006 a derivative liability of $1.9 million had been recorded representing the drop in fair value of the swap since December 31, 2005. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with variable rate loans are reported in other comprehensive income or loss. For the three months ended March 31, 2006 $1.1 million, net of deferred tax effect, was included in Other Comprehensive Loss. Net cash monthly settlements are recorded as an adjustment to interest income in the period to which they relate. For the first quarter the interest rate swap increased interest income by $30,000.
The Company is exposed to credit related losses in the event of nonperformance by the counterparty to this agreement. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect the counterparty to fail their obligations.
At March 31, 2006 and for the quarter ended, the information pertaining to an outstanding interest rate swap agreement used to hedge variable rate loans is as follows (amounts in thousands, except rates and year):

Notional amount	$150,000
Weighted average pay rate	7.43%
Weighted average receive rate	7.50%
Weighted average maturity in years	2.87
Unrealized loss relating to interest rate swaps	$1,849
This agreement requires the Company to make monthly payments at a variable rate determined by a specified index (prime rate as stated in Publication 15) in exchange for receiving payments at a fixed rate.
Risk management results for the quarter ended March 31, 2006 related to the balance sheet hedging of variable rate loans indicate the hedge was 100% effective and that there was no component of the derivative instrument’s gain or loss which was excluded from the assessment of hedge effectiveness. The effectiveness of the hedge must be computed on a quarterly basis and accounted for accordingly. No interest rate swaps were terminated prior to maturity during 2006.
The Company has been required to provide collateral in the form of U. S Treasury Securities of $2.0 million to the counterparty based on the evaluation of the market value of the agreement. The counterparty does not have the right and ability to redeem the collateral or prohibit the Company from selling the asset used as collateral. However, the counterparty may require the Company to provide another asset as collateral to replace the asset the Company has decided to sell.
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
Financial Condition at March 31, 2006 and December 31, 2005
The Company continued its pattern of strong growth during the first three months of 2006, with total assets increasing by $103.9 million, or 11.8%, to $986.3 million at March 31, 2006 from $882.4 million at December 31, 2005. This growth was principally reflected in increased loans. Total loans increased by $117.0 million, or 17.5%, from $666.7 million at December 31, 2005 to $783.6 million at March 31, 2006. This increase can be attributed to the addition of three new financial centers and a private banking office during the past 3 months, the robust economics in markets we operate, and the seasoning of financial centers opened in prior years. The investment in premises and equipment of $4.4 million is the result of our expansion of our franchise network and operations center. The Company has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, were $127.2 million, or 12.9% of total assets, at March 31, 2006 as compared to $145.9 million, or 16.5% of total assets at December 31, 2005.
Funding for the growth in assets and loans was provided by a net liability increase of $100.0 million, of which deposits increased by $113.8 million, partially offset by a decrease in total borrowings of $15.2 million. Total deposits increased 17.6%, from $646.3 million at December 31, 2005 to $760.1 million at March 31, 2006. Non-interest bearing demand deposits decreased by 6.0% or $5.4 million from $89.2 million at December 31, 2005 to $83.8 million at March 31, 2006. Savings, money market and NOW accounts increased by 26.0% or $49.3 million to $239.0 million, from the $189.7 million balance at December 31, 2005. This increase was primarily the result of the introduction of highly successful money market and commercial deposit account programs during the first quarter. Time deposits totaled $437.3 million at March 31, 2006 as compared to $367.4 million at December 31, 2005. Time deposits of more than $100,000 were $153.1 million, or 20.1% of total deposits at March 31, 2006 as compared with $151.4 million, or 23.4% of total deposits at December 31, 2005. The Company continued using brokered deposits to fund growth. The total dollars of brokered time deposits increased to $60.8 million as of March 31, 2006 compared to $10.0 million, of total deposits at December 31, 2005. As a percentage of total deposits, our brokered deposits increased to 8.0% of total deposits as compared to 1.5% at December 31, 2005. Brokered deposits were used primarily to fund loan growth in our loan production office in Wilmington and our newly opened private banking center in Raleigh. Loans for these offices increased $51.6 million during the quarter. Advances from the Federal Home Loan Bank of Atlanta decreased from $114.2 million, of which $57.2 million was long term debt, to $94.0 million, of which $57.0 million was long term debt, during the first three months of 2006; while federal funds purchased increased from $5.0 million to $10.0 million outstanding during the three months ended March 31, 2006.
Total stockholders’ equity increased by $3.7 million to $102.5 million, primarily as a result of net income of $1.4 million and the issuance of 300,000 shares of common stock as the underwriter exercised its over-allotment option that was related to the December 2005 stock offering which added $4.4 million to equity; offset by the increase in other comprehensive loss of $2.2 million. The Company paid cash dividends of $294,000 in the first three months of 2006. The capital ratios of the Company and the Bank continue to be in excess of the minimums required to be deemed well-capitalized by regulatory authorities. The Company believes that the Bank would remain “well capitalized” under the new Federal Reserve Board guidelines.

Asset Quality
An analysis of the allowance for loan losses is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands)

Balance at beginning of period	$6,283	$4,163

Provision charged to operations	1,200	400

Provision charged to branch acquisition

Charge-offs	(66)	(7)
Recoveries	6	1

Net (charge-offs) recoveries	(60)	(6)

Balance at end of period	$7,423	$4,557

The table sets forth, for the periods indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets. The accounting estimates for loan loss are subjective to changing economic conditions.

	March 31,	December 31,
	2006	2005
	(Amounts in thousands)

Nonaccrual loans	$2,681	$204
Restructured loans	—	—

Total nonperforming loans
Real estate owned	—	—

Total nonperforming assets	$2,681	$204

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	7,423	6,283
Nonperforming loans to period end loans	0.34%	0.03%
Allowance for loan losses to period end loans	0.95%	0.94%
Nonperforming assets to total assets	0.27%	0.02%
Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005
Overview. The Company reported net income of $1.4 million or $0.12 per share (diluted) for the three months ended March 31, 2006, as compared with net income of $802,000 or $0.09 per share (diluted) for the three months ended March 31, 2005, an increase of $557,000 or 69.5% in net income and $0.03 or 33.3% in net income per share (diluted). During the second quarter of 2006 a stock split effected as an 11 for 10 stock dividend was declared, per share information has been retroactively adjusted to reflect the stock split. In addition, a $0.03 per share cash dividend was paid during the first quarter. The Company’s primary focus (banking and insurance) continues to grow and development of its branch network and subsidiary operations through de novo construction and branch acquisition has sacrificed some profitability in the near term. The Bank opened three new full service financial centers in Raleigh, North Carolina, Virginia Beach and Norfolk, Virginia, and opened a private banking center in Raleigh in January and March 2006, respectively, increasing the number of full service financial centers to twenty one. The Company generated significantly higher levels of net interest income and non-interest income in the 2006 period as compared to 2005 as a result of this expansion. These increases were partially offset by increases in non-interest expenses and income taxes. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the financial center expansion during 2005 and 2006. Although the Company has operated in a period of increasing interest rates in 2006, net interest margin has improved over that from 2005.
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
Total interest income increased to $15.2 million for the three months ended March 31, 2006, a $7.8 million or 106.4% increase from the $7.4 million earned in the same three months of 2005. Total interest income benefited from strong growth in the level of average earning assets and a 20 basis point improvement in net interest margin. Average total interest-earning assets increased $346.6 million, or 65.6%, for the first quarter of 2006 as compared to the first quarter of 2005, while the average yield increased by 132 basis points from 5.93% to 7.25%. Average total interest-bearing liabilities increased by $300.9 million, or 68.1%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 132 basis points from 2.49% to 3.81%. There was no change the interest rate spread for the current three months as compared with the first quarter of 2005. For the three months ended March 31, 2006, the interest rate spread was 3.44% and the net interest margin was 3.95%. For the three months ended March 31, 2005, the interest rate spread was 3.44% and the net interest margin was 3.75%.
Provision for Loan Losses. The Company recorded a $1.2 million provision for loan losses in the first quarter of 2006, representing an increase of $800,000 from the $400,000 provision made in the first quarter of 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the first quarters of both 2006 and 2005, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $117.0 million in the current three month period and by $64.6 million in the first quarter of 2005. The Company’s level of nonperforming assets has increased by $2.5 million since December 31, 2005. This increase was related to one relationship, that is well collateralized by marketable real estate and a personal guarantee. At March 31, 2006 and December 31, 2005, respectively, the allowance for loan losses was $7.4 million and $6.3 million, representing 0.95% and 0.94%, respectively, of loans outstanding. Other than the nonaccrual loans listed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.
Non-Interest Income. Non-interest income totaled $2.8 million for the three months ended March 31, 2006 as compared with $1.7 million for the three months ended March 31, 2005, an increase of $1.1 million or 69.5%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage and brokerage operations. The principal reasons for the increase in total non-interest income for the current quarter were increases of $254,000 in service charges on deposit accounts, $629,000 in income from gain on sale of securities and $225,000 in income from insurance operations. The increase in service fees and charges resulted principally from the Company’s growth in transaction deposit accounts from period to period. Non-interest income decreased slightly from earnings on bank owned life insurance totaling $169,000 during the first quarter of 2006 as compared to $185,000 for the same period of 2005. Income from mortgage operations decreased $23,000 to $172,000 from $195,000 as a result of slower activity in the mortgage closings and refinancings from the first quarter of 2005.
Non-Interest Expenses. Non-interest expenses totaled $7.8 million for the three months ended March 31, 2006, an increase of $3.0 million or 63.3% over the $4.8 million reported for the first three months of 2005. Substantially all of this increase resulted from the Bank’s growth and franchise development, and reflects the additional expenses in the current quarter associated with new hires. For the three months, personnel costs increased by $1.2 million, or 50.2% to $3.7 million from $2.5 million, while the costs of occupancy, equipment and data processing costs increased by $702,000, or 55.4% to $2.0 million from $1.3 million. The increase in other expenses of $1.1 million was primarily related to an increase of $210,000 in promotion expenses related to the Haberfeld deposit program, $150,000 of one time branch opening expense, and $300,000 in professional expenses primarily related to Sarbanes Oxley Section 404.
Provision for Income Taxes. The Company’s effective tax rate was approximately 34% and 30% for the three months ended March 31, 2006 and 2005, respectively. As a result of the Company’s sustained pattern of profitability we expect our tax rate to remain near the level incurred so far this year. Deferred taxes have increased primarily due to mark to market adjustments on the valuations of our securities and interest rate swap.
Average Balances and Average Rates Earned and Paid. The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. In preparing the table, non-accrual loans are included in the average loan balance.

	For the Three Months Ended March 31,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$718,642	$13,760	7.77%	$413,995	$6,506	6.37%
Interest-earning deposits	3,320	38	4.64%	1,264	8	2.57%
Investment securities available for sale:
Taxable	110,864	1,226	4.48%	79,650	770	3.92%
Tax-exempt	5,596	62	4.49%	6,217	48	3.13%
Other interest and dividends	13,189	148	4.55%	3,923	48	4.96%

Total interest-earning assets	851,611	15,234	7.25%	505,049	7,380	5.93%

Other assets	79,307			68,769

Total assets	$930,918			$573,818

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$204,884	1,397	2.77%	$169,708	663	1.58%
Time deposits	409,150	4,057	4.02%	193,923	1,360	2.84%
Short-term borrowings	51,074	603	4.79%	51,387	378	2.98%
Long-term borrowings	77,465	925	4.85%	26,705	308	4.68%

Total interest-bearing liabilities	742,573	6,982	3.81%	441,723	2,709	2.49%

Demand deposits	82,664			65,732
Other liabilities	3,334			1,846
Stockholders’ equity	102,347			64,517

Total liabilities and stockholders’ equity	$930,918			$573,818

Net interest income and interest rate spread		$8,252	3.44%		$4,671	3.44%

Net interest margin			3.93%			3.75%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.68%			114.34%

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

	Three Months Ended
	March 31, 2006 vs. March 31, 2005
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$5,310	$1,944	$7,254
Interest-earning deposits	18	12	30
Investment securities available for sale:
Taxable	323	133	456
Tax-exempt	(6)	20	14
Other interest and dividends	110	(10)	100

Total interest income	5,755	2,099	7,854

Interest expense:
Deposits:
Savings, NOW and money market	189	545	734
Time deposits	1,822	875	2,697
Short-term borrowings	(3)	228	225
Long-term borrowings	595	22	617

Total interest expense	2,603	1,670	4,273

Net interest income increase	$3,152	$429	$3,581

Liquidity and Capital Resources
The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at March 31, 2006, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $169.5 million, with $94.0 million outstanding, federal funds lines of credit with other financial institutions in the amount of $29.0 million, with $10.0 million outstanding.
Total deposits were $760.1 million and $646.3 million at March 31, 2006 and December 31, 2005, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits and borrowings as a source of funds. Time deposits are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At March 31, 2006 and December 31, 2005, time deposits represented 57.5% and 56.9%, respectively, of the Company’s total deposits. Time deposits of $100,000 or more represented 20.1% and 23.5%, respectively, of the Bank’s total deposits at March 31, 2006 and December 31, 2005. At March 31, 2006, the Company had $7.2 million in deposits from ten public units and $60.8 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit of the public units will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily investment grade securities issued by the federal government and its agencies, investment grade corporate securities and investment grade mortgage-backed securities.
At March 31, 2006 and March 31, 2005, the Company’s Tier 1 leverage ratio was 11.93% and 12.41%, respectively. All capital ratios place the Company and the Bank well in excess of the minimum required to be deemed well-capitalized by regulatory measures.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. The secondary market risk is the value of collateral. Real estate is used as collateral for a significant number and dollar amount of loans in our loan portfolio. The value of real estate has risen at a noticeably higher rate during the last several years. After periods of significant real estate value increases the possibility of market corrections or reductions in real estate collateral value becomes more probable. The third area of market risk is the estimate for loan loss since it is subject to changing economic conditions. As a result of the rising interest rates since mid 2004 it is anticipated that some home owners and or businesses will have difficulty timely paying the increased monthly payment of their adjustable rate mortgages.
These conditions may impact the earnings generated by the Company’s interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to, the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and interest-bearing liabilities so as to mitigate the effect of changes in the rate environment. Collateral values are periodically monitored to protect the credit extended and are subject to market fluctuations in our concentrated geographical area. The Company’s market risk profile has not changed significantly since December 31, 2005.
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

Part II. OTHER INFORMATION
Item 6. Exhibits

Exhibit #	Description

10.1	Employment Agreement with D. Ben Berry

10.2	Employment Agreement with David R. Twiddy

10.3	Employment Agreement with Theodore L. Salter

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.

Date: May 10, 2006	By:	/s/ D. Ben Berry

D. Ben Berry President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Theodore L. Salter

Theodore L. Salter Senior Executive Vice President and Chief Financial Officer