Form 10-Q
period 2006-06-30
GATEWAY FINANCIAL HOLDINGS INC
filed 2006-08-14
CIK 1156953

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
As of August 10, 2006 10,819,278 shares of the issuer’s common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.
This report contains 28 pages.

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31,
	(Unaudited)	2005*
	(In thousands, except share data)
ASSETS
Cash and due from banks	$19,822	$18,475
Interest-earning deposits in other banks	2,751	3,668
Investment securities available for sale, at fair value	109,561	123,773

Loans	852,381	666,652
Allowance for loan losses	(8,147)	(6,283)

NET LOANS	844,234	660,369

Accrued interest receivable	7,262	5,883
Stock in Federal Reserve Bank, at cost	2,919	2,097
Stock in Federal Home Loan Bank of Atlanta, at cost	4,967	6,208
Premises and equipment, net	35,948	29,551
Core deposit intangibles, net	2,645	2,790
Goodwill	7,456	7,456
Bank-owned life insurance	17,515	17,187
Other assets	7,161	5,916

TOTAL ASSETS	$1,062,241	$883,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$104,695	$89,162
Savings	7,872	8,347
Money market and NOW	241,129	181,337
Time	482,832	367,416

TOTAL DEPOSITS	836,528	646,262
Short term borrowings	55,000	62,000
Long term borrowings	62,429	72,665
Accrued expenses and other liabilities	6,045	3,702

TOTAL LIABILITIES	960,002	784,629

Commitments (Note 3)

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,817,519 and 9,493,440 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	99,062	94,109
Retained earnings	5,613	5,113
Deferred compensation — restricted stock	—	(43)
Accumulated other comprehensive loss	(2,436)	(435)

TOTAL STOCKHOLDERS’ EQUITY	102,239	98,744

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,062,241	$883,373

*	Derived from audited consolidated financial statements.
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Amounts in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$16,603	$8,293	$30,333	$14,798
Investment securities available for sale:
Taxable	1,200	645	2,426	1,414
Tax-exempt	61	66	123	114
Interest-earning bank deposits	35	22	73	31
Other interest and dividends	132	69	280	117

Total Interest Income	18,031	9,095	33,235	16,474

Interest Expense
Money market, NOW and savings deposits	1,943	781	3,340	1,444
Time deposits	5,020	1,848	9,077	3,208
Short-term borrowings	875	471	1,478	849
Long-term borrowings	881	577	1,806	885

Total Interest Expense	8,719	3,677	15,701	6,386

Net Interest Income	9,312	5,418	17,534	10,088

Provision for Loan Losses	800	500	2,000	900

Net Interest Income After
Provision for Loan Losses	8,512	4,918	15,534	9,188

Non-Interest Income
Service charges on deposit accounts	848	553	1,563	1,014
Mortgage operations	280	210	452	405
Loss and net cash settlements on economic hedge	(1,198)	—	(3,017)	—
Gain on sale of securities	—	(5)	653	19
Gain on sale of loans	—	127	—	127
Insurance operations	710	663	1,451	1,179
Brokerage operations	217	142	328	284
Income from bank-owned life insurance	160	183	328	368
Other	279	179	551	328

Total Non-Interest Income	1,296	2,052	2,309	3,724

Non-Interest Expense
Personnel costs	4,232	2,683	7,940	5,152
Occupancy and equipment	1,715	1,147	3,257	2,187
Data processing fees	426	215	854	443
Other (Note 4)	2,186	1,572	4,348	2,636

Total Non-Interest Expense	8,559	5,617	16,399	10,418

Income Before Income Taxes	1,249	1,353	1,444	2,494

Income Tax Expense	385	451	356	790

Net Income	$864	$902	$1,088	$1,704

Net Income Per Common Share
Basic	$0.08	$0.11	$0.10	$0.21
Diluted	0.08	0.11	0.10	0.20

Weighted Average Shares Outstanding
Basic	10,789,189	8,118,117	10,775,739	8,109,655
Diluted	11,131,691	8,467,906	11,124,709	8,414,476
     See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Deferred	Accumulated
				Compensation	Other	Total
	Common Stock		Retained	- Restricted	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Stock	Loss	Equity
		(Amounts in thousands, except share data)
Balance at December 31, 2005	9,493,440	$94,109	$5,113	$(43)	$(435)	$98,744

Comprehensive income:
Net income	—	—	1,088	—	—	1,088
Other comprehensive loss	—	—	—	—	(2,001)	(2,001)

Total comprehensive loss						(913)

Shares issued in 11 for 10 stock split effected as a 10% stock dividend	981,772	—	—	—	—	—

Dividends ($.06 per share)	—	—	(588)	—	—	(588)

Adjustment to deferred compensation for the adoption of SFAS No. 123(R)	—	(43)	—	43	—	—

Share issued from stock offering	300,000	4,383	—	—	—	4,383

Shares issued in dividend reinvestment plan	21,141	351	—	—	—	351

Shares issued in exercise of stock options	8,666	53	—	—	—	53

Issuance of restricted stock	12,500	—	—	—	—	—

Stock based compensation related to restricted stock	—	95	—	—	—	95

Stock based compensation related to options	—	11	—	—	—	11

Tax benefit from the exercise of stock options	—	103	—	—	—	103

Balance at June 30, 2006	10,817,519	$99,062	$5,613	$—	$(2,436)	$102,239

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$1,088	$1,704
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	145	149
Depreciation and amortization	1,125	958
Provision for loan losses	2,000	900
Deferred income taxes	209	—
Gain on sale of loans	—	(127)
Loss on economic hedge	2,901	—
Gain on sale of investment securities available for sale	(653)	(19)
Stock based compensation	106	—
Earnings on bank-owned life insurance	(328)	(311)
Proceeds from sale of loans	—	2,536
Changes in assets and liabilities:
Increase in accrued interest receivable	(1,379)	(1,514)
Increase in other assets	(1,154)	(780)
Increase in accrued expenses and other liabilities	393	206

Net Cash Provided by Operating Activities	4,453	3,702

Cash Flows from Investing Activities
Cash received (paid) from investment securities available for sale transactions:
Purchases	—	(1,959)
Maturities	5,383	2,588
Sales	5,459	20,084
Calls	714	—
Net increase in loans	(185,865)	(152,695)
Purchases of premises and equipment	(7,465)	(3,925)
Redemption (purchase) of FHLB stock	1,241	(1,916)
Purchase of FRB stock	(822)	—

Net Cash Used by Investing Activities	(181,355)	(137,823)

Cash Flows from Financing Activities
Net increase in deposits	190,266	118,856
Net decrease in short term borrowings	(7,000)	(10,860)
Net increase (decrease) in long term borrowings	(10,236)	32,800
Cash dividends paid	(588)	(268)
Proceeds from the issuance of common stock	4,734	53
Tax benefit of options	103	—
Proceeds from the exercise of stock options	53	508

Net Cash Provided by Financing Activities	177,332	141,089

Net Increase in Cash and Cash Equivalents	430	6,968

Cash and Cash Equivalents, Beginning	22,143	10,273

Cash and Cash Equivalents, Ending	$22,573	$17,241

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation
Gateway Bank & Trust Co. (the “Bank”) was incorporated November 24, 1998 and began banking operations on December 1, 1998. Effective October 1, 2001, the Bank became a wholly-owned subsidiary of Gateway Financial Holdings, Inc. (the “Company”), a financial holding company whose principal business activity consists of the ownership of the Bank, Gateway Capital Statutory Trust I, Gateway Capital Statutory Trust II, and Gateway Capital Statutory Trust III.
The Bank is engaged in general commercial and retail banking in Eastern North Carolina and in the Tidewater area of Southeastern Virginia, operating under state banking laws and the rules and regulations of the Federal Reserve System and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.
The Bank has three wholly-owned subsidiaries: Gateway Financial Mortgage, Inc., which began operations during the second quarter of 2006, whose principal activity is to engage in processing and servicing mortgage loans, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency with offices in Edenton, Hertford, Elizabeth City, Moyock, Plymouth and Kitty Hawk, North Carolina.
The Company formed Gateway Capital Statutory Trust I in 2003, Gateway Capital Statutory Trust II in 2004, and Gateway Capital Statutory Trust III in May 2006, all three of which are wholly owned by the Company, to facilitate the issuance of trust preferred securities totaling $8.0 million, $7.0 million and $15.0 million, respectively. Adoption of FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, resulted in the deconsolidation of these trust preferred subsidiaries. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts were included in long-term debt and the Company’s equity interest in the trusts was included in other assets. The deconsolidation of the trusts did not materially impact net income.
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
All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and six month periods ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.
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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 2 — Stock Compensation Plans
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows flows, rather than as a reduction of taxes paid, which is included within operating cash flows.
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
Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of the grant.
The Company has three share-based compensation plans in effect at June 30, 2006. The compensation cost that has been charged against income for those plans was approximately $106,000 for the six months ended June 30, 2006. The Company recorded a deferred tax benefit in the amount of $41,000 related to share-based compensation during the six months ended June 30, 2006.
During 1999 the Company adopted, with shareholder approval, an Incentive Stock Option Plan (the “Employee Plan”) and a Nonstatutory Stock Option Plan (the “1999 Director Plan”). During 2001 the Company increased, with shareholder approval, the number of shares available under its option plans. In 2002, the Company increased, with shareholder approval, the number of shares available under the Employee Plan. The Company also adopted a 2001 Nonstatutory Stock Option Plan. On November 24, 2004, the Company adopted 2005 Omnibus Stock Ownership And Long Term Incentive Plan (the “Omnibus Plan”) providing for the issuance of up to 726,000 shares of common stock under the terms of the Omnibus Plan, subject to shareholder approval at the 2005 shareholder meeting, and made certain grants of nonstatutory options pursuant to the Omnibus Plan. All options granted prior to November 2004 to non-employee directors vest immediately at the time of grant, while other options from this pool vest over a four-year period with 20% vesting on the grant date and 20% vesting annually thereafter. Options granted from the pool of shares made available on November 24, 2004 to non-employee directors vest immediately at the time of the grant, while options from this pool granted to employees vest 50% at the time of the grant and 50% the following year. In May 2005, the shareholders approved the Omnibus Plan. During the year ended December 31, 2005 the Company granted 162,250 nonstatutory options which vested immediately. All unexercised options expire ten years after the date of grant. All references to options have been adjusted to reflect the effects of stock splits. The exercise price of all options granted to date under these plans range from $5.62 to $16.53.
The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No stock options were granted during the three months ended March 31, 2006 and 150,000 options were granted during the three months ended June 30, 2006. No stock options were granted during the three months ended March 31, 2005 and 84,700 options were granted during the three months ended June 30, 2005.
A summary of option activity under the stock option plans as of March 31, 2006 and June 30, 2006, and changes during the first two quarters of 2006 is presented below:

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2005	1,360,982	$10.31	6.9 Years
Exercised	(1,467)	5.79
Authorized	—	—
Forfeited	—	—
Granted	—	—

Outstanding at March 31, 2006	1,359,515	$10.32	6.6 Years	$6,961,000
Exercised	(7,333)
Authorized	—	—
Forfeited	—	—
Granted	150,000	14.81

Outstanding at June 30, 2006	1,502,182	$10.79	6.8 Years	$6,580,000

Exercisable at June 30, 2006	1,334,473	$10.34	6.8 Years	$6,446,000
For the three and six months ended June 30, 2006, the intrinsic value of options exercised was approximately $65,000 and $80,000 respectively. 1,336 options were exercised in the first quarter 2006 and 7,333 options were exercised for the three months ended June 30, 2006.
Cash received from option exercise for the three and six months ended June 30, 2006 was $45,000 and $53,000 respectively. The actual tax benefit in stockholders’ equity realized for the tax deductions from exercise of stock options for the three and six months ended June 30, 2006 was $17,000 and $20,000, respectively.
The fair value of options vested during the three and six months ended June 30, 2006, respectively was $4,000 and $11,000. The fair value of options vested over the three and six months ended June 30, 2005, respectively was $533,000 and $686,000.
The fair value of restricted stock vested over the three and six months ended June 30, 2006, respectively was $58,000 and $95,000. There was no vesting of restricted stock for the six months ended June 30, 2005.
A summary of restricted stock outstanding (split adjusted) during the first six months is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding at December 31, 2005	6,050	13.21
Granted	13,750	15.26
Vested	—	(15.26)
Forfeited	—	—

Non-vested outstanding at March 31, 2006	19,800	$14.64
Granted	—
Vested	—	(14.47)
Forfeited	—	—

Non-vested outstanding at June 30, 2006	19,800	14.64

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
As of June 30, 2006, there was $160,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. The cost is expected to be recognized for the remaining quarters of 2006, 2007 and 2008 is $81,000, $75,000 and $4,000, respectively.
The Company funds the option shares from authorized, but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans.
The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase/(decrease)) of the adoption of SFAS 123R is as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2006	2006
	(Amounts in thousands)
Income before income tax expense	$(64,000)	$(106,000)
Net income	$(39,000)	$(65,000)

Cash flow from operating activities	$(17,000)	$(20,000)
Cash flow provided by financing activities	$17,000	$20,000

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00
Had compensation costs for the Company’s stock option plans been determined using the fair value method, the Company’s pro forma net income would have been as follows:

	Three Months Ended	Six Months ended
	June 30	June 30
	2005	2005
Net income as reported	$902,000	$1,704,000
Deduct: Total stock-based employee compensation expense determined
Under the fair value method for all awards, net of related tax effects	$(533,000)	$(686,000)

Pro forma net income	$369,000	$1,018,000

Net income per share:
As reported:
Basic	$0.11	$0.21

Diluted	$0.11	$0.20

Pro forma:
Basic	$0.05	$0.13

Diluted	$0.04	$0.13

Note 3 — Commitments

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
In the normal course of business there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. The following table reflects commitments of the Company outstanding as of June 30, 2006. In addition, we expect our premises and equipment balance to increase approximately 10% over the current balance in the next 12 months for our building projects.

	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Undisbursed home equity credit lines	$46,405	$46,405	$—	$—	$—
Other commitments and credit lines	66,989	66,989	—	—	—
Undisbursed portion of construction loans	152,228	152,228	—	—	—
Standby letters of credit	6,288	6,288	—	—	—

Total other commitments	$271,910	$271,910	$—	$—	$—

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 4 — Other Non-Interest Expense
The major components of other non-interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Postage, printing and office supplies	$343	$368	$770	$599
Advertising and promotion	369	123	708	173
Professional services	511	295	999	506
Other	963	786	1,871	1,358

	$2,186	$1,572	$4,348	$2,636

Note 5 — Comprehensive Income
A summary of comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Net income	$864	$902	$1,088	$1,704

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(1,593)	1,442	(2,600)	(252)
Tax effect	610	(555)	1,000	97
Reclassification of (gains) losses recognized in net income	—	5	(653)	(19)
Tax effect	—	(2)	252	7

Total other comprehensive income (loss)	(983)	890	(2001)	(167)

Comprehensive income (loss)	$(119)	$1,792	$(913)	$1,537

Note 6 — Per Share Results
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options, warrants and restricted stock and are determined using the treasury stock method.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average outstanding shares used for basic EPS	10,789,189	8,118,117	10,775,739	8,109,655

Plus incremental shares from assumed exercise of:
Stock options	322,702	349,789	330,461	304,821
Restricted stock	19,800	—	18,509	—

Weighted average outstanding shares used for diluted EPS	11,131,691	8,467,906	11,124,709	8,414,476

No adjustments were required to be made to net income in the computation of diluted earnings per share. During the first quarter of 2006, 13,750 shares of restricted stock were granted and classified as dilutive as of June 30, 2006. However, 138,050 options granted during 2005 and 150,000 options granted in the second quarter of 2006 are antidilutive as of June 30, 2006. On April 24, 2006, the Board of Directors approved an 11-for-10 stock dividend payable on May 15, 2006 to shareholders of record as of April 28, 2006. On May 16, 2005, the Board of Directors approved an 11-for-10 stock dividend payable on June 20, 2005 to shareholders of record as of May 30, 2005. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect these stock dividends.
Note 7 — Business Segment Reporting
In addition to its banking operations, the Company has three other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, Gateway Financial Mortgage, Inc., a mortgage company which began operations during the second quarter of 2006, and Gateway Insurance Services, Inc., an independent insurance agency. Set forth below is certain financial information for each segment and in total:

	Total	Banking	Mortgage	Brokerage	Insurance
	(Amounts in thousands)
Total Assets at June 30, 2006	$1,062,241	$1,055,728	$2,485	$1,022	$3,006

Three Months Ended June 30, 2006
Net interest income	$9,312	$9,306	$1	$—	$5
Non-interest income	1,296	261	108	217	710

Total income	$10,608	$9,567	$109	$217	$715

Net income (loss)	$864	$750	$(121)	$26	$209

	Total	Banking	Mortgage	Brokerage	Insurance
	(Amounts in thousands)
Three Months Ended June 30, 2005
Net interest income	$5,418	$5,406	$—	$—	$12
Non-interest income	2,052	1,247	—	142	663

Total income	$7,470	$6,653	$—	$142	$675

Net income	$902	$669	$—	$9	$224

Six Months Ended June 30, 2006
Net interest income	$17,534	$17,523	$1	$—	$10
Non-interest income	2,309	422	108	328	1,451

Total income	$19,843	$17,795	$109	$328	$1,461

Net income (loss)	$1,088	$758	$(121)	$7	$444

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

	Total	Banking	Mortgage	Brokerage	Insurance
	(Amounts in thousands)
Six Months Ended June 30, 2005
Net interest income	$10,088	$10,068	$—	$—	$20
Non-interest income	3,724	2,261	—	284	1,179

Total income	$13,812	$12,329	$—	$284	$1,199

Net income	$1,704	$1,424	$—	$21	$259

Note 8 — Reclassification
Certain amounts presented in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. The reclassifications had no effect on the net income or total stockholders’ equity as previously reported.
Note 9 — Derivatives
The Company has stand-alone derivative financial instruments in the form of an interest rate swap agreement, which derives its value from underlying interest rates. These transactions involve both credit and market risk. The notional amount is the amount on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires that changes in the fair value of derivative financial instruments that do not qualify as hedging instruments be reported as an economic gain or loss in non-interest income. For the three and six months ended June 30, 2006 a loss of $1.8 and $2.9 million respectively was included in non-interest income related to the change in the fair value of the interest rate swap agreement. This financial impact relating to the swap resulted from management’s recent determination that the interest rate swap did not qualify for hedge accounting treatment under SFAS No.133. Net cash monthly settlements are recorded as non-interest income in the period to which they relate. For the three and six months ended June 30, 2006 the interest rate swap cash settlements decreased non-interest income by $146,000 and $116,000.
The Company is exposed to credit related losses in the event of nonperformance by the counterparty to this agreement. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect the counterparty to fail their obligations.
At June 30, 2006 the information pertaining to the outstanding interest rate swap agreement used to economically hedge variable rate loans is as follows (amounts in thousands):

Notional amount	$150,000
Weighted average pay rate	7.66%
Weighted average receive rate	7.50%
Weighted average maturity in years	2.5
This agreement requires the Company to make monthly payments at a variable rate determined by a specified index (prime rate as stated in Publication H-15) in exchange for receiving payments at a fixed rate.
The Company has been required to provide collateral in the form of U. S Treasury Securities of $5.0 million to the counterparty based on the evaluation of the market value of the agreement. The counterparty does not have the right and ability to redeem the collateral or prohibit the Company from selling the asset used as collateral.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
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
Financial Condition at June 30, 2006 and December 31, 2005
The Company continued its pattern of strong growth during the first six months of 2006, with total assets increasing by $179.8 million, or 20.4%, to $1.06 billion at June 30, 2006 from $883.4 million at December 31, 2005. This growth was principally reflected in increased loans. Total loans increased by $185.7 million, or 27.9%, from $666.7 million at December 31, 2005 to $852.4 million at June 30, 2006. This increase can be attributed to the addition of four new financial centers and a private banking office during the past six months, the robust economics in markets we operate, and the seasoning of financial centers opened in prior years. The investment in premises and equipment of $7.5 million is the result of our expansion of our franchise network and operations center. The Company has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, were $132.1 million, or 12.4% of total assets, at June 30, 2006 as compared to $145.9 million, or 16.5% of total assets at December 31, 2005.
Funding for the growth in assets and loans was provided by a net liability increase of $175.4 million, of which deposits increased by $190.3 million, partially offset by a decrease in total borrowings of $17.2 million. Total deposits increased 29.4%, from $646.3 million at December 31, 2005 to $836.5 million at June 30, 2006. Non-interest-bearing demand deposits increased by 17.4% or $15.5 million to $104.7 million from the $89.2 million balance at December 31, 2005. Savings, money market and NOW accounts increased by 31.3% or $59.3 million to $249.0 million, from the $189.7 million balance at December 31, 2005. This increase was primarily the result of the introduction of highly successful money market and commercial deposit account programs during the first two quarters. Time deposits totaled $482.8 million at June 30, 2006 as compared to $367.4 million at December 31, 2005. Time deposits of more than $100,000 were $162.2 million, or 19.4% of total deposits at June 30, 2006 as compared with $151.4 million, or 23.5% of total deposits at December 31, 2005. The Company continued using brokered deposits to fund growth. The total dollars of brokered time deposits increased to $75.9 million as of June 30, 2006 compared to $10.0 million, of total deposits at December 31, 2005. As a percentage of total deposits, our brokered deposits increased to 9.1% of total deposits as compared to 1.5% at December 31, 2005. Brokered deposits were used primarily to fund loan growth in our loan production office in Wilmington and our newly opened financial and private banking centers in Raleigh. Loans for these offices increased $66.0 million during the first six months of 2006. Advances from the Federal Home Loan Bank of Atlanta decreased from $114.2 million, of which $57.2 million was long term debt, to $71.5 million, of which $31.5 million was long term debt. During the first six months of 2006 federal funds purchased increased from $5.0 million to $15.0 million outstanding.
Total stockholders’ equity increased by $3.5 million to $102.2 million, primarily as a result of net income of $1.1 million and the issuance of 300,000 shares of common stock as the underwriter exercised, in January, its over-allotment option that was related to the December 2005 stock offering which added $4.4 million to equity; offset by the increase in other comprehensive loss of $2.0 million. The Company paid cash dividends of $588,000 in the first six months of 2006. The capital ratios of the Company and the Bank continue to be in excess of the minimums required to be deemed well-capitalized by regulatory authorities. The Company believes that the Bank would remain “well capitalized” under the Federal Reserve Board guidelines

Asset Quality
An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Balance at beginning of period	$7,423	$4,557	$6,283	$4,163

Provision charged to operations	800	500	2,000	900

Provision charged to branch acquisition

Charge-offs	(86)	(11)	(152)	(18)
Recoveries	10	2	16	3

Net (charge-offs) recoveries	(76)	(9)	(136)	(15)

Balance at end of period	$8,147	$5,048	$8,147	$5,048

The table sets forth, for the periods indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets. The accounting estimates for loan loss are subjective to changing economic conditions.

	June 30,	December 31,
	2006	2005
	(Amounts in thousands)
Nonaccrual loans	$138	$204
Restructured loans	—	—

Total nonperforming loans	138	204
Real estate owned	—	—

Total nonperforming assets	$138	$204

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	8,147	6,283
Nonperforming loans to period end loans	0.02%	0.03%
Allowance for loan losses to period end loans	0.96%	0.94%
Nonperforming assets to total assets	0.01%	0.02%

Comparison of Results of Operations for the Three Months Ended June 30, 2006 and 2005
Overview. The Company reported net income of $864,000 or $.08 per share (diluted) for the three months ended June 30, 2006, as compared with net income of $902,000 or $.11 per share (diluted) for the three months ended June 30, 2005, a decrease of $38,000 or 4.2% in net income and $.03 or 27.1% in net income per share (diluted). During the second quarter of 2006 a stock split effected as an 11 for 10 stock dividend was declared, per share information has been retroactively adjusted to reflect the stock split. In addition, a $0.03 per share cash dividend was paid during the second quarter.
The company’s net income was adversely affected during the quarter by the change in market value of its interest rate swap. In December 2005, the company entered into an interest rate swap to hedge the interest rate risk of its variable loan portfolio and believes that this swap has been an effective economic hedge. However, changes in the fair value of the swap reduced net income by $649,000 for the second quarter. The impact relating to the swap resulted from management’s recent determination that these swaps did not qualify for cash flow hedge accounting under SFAS No.133, as more fully discussed in Note 9 to the financial statements.
The Company’s primary focus (banking, mortgage processing and insurance) continues to grow and development of its branch network and subsidiary operations through de novo construction and branch acquisition has sacrificed some profitability in the near term. The Bank opened a new full service financial center in Southern Shores, NC during April 2006 increasing the number of full service financial centers to twenty two. Since June 30, 2005, the Company has opened four new financial centers which generated significantly higher levels of net interest income and non-interest income in the three month period ended June 30, 2006 as compared to the same period in 2005. These increases were partially offset by increases in non-interest expenses and income taxes. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the financial center expansion during 2005 and 2006. Although the Company has operated in a period of increasing interest rates in 2006, net interest margin has improved over that from 2005.
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
Total interest income increased to $18.0 million for the three months ended June 30, 2006, an $8.9 million or 98.3% increase from the $9.1 million earned in the same three months of 2005. Total interest income benefited from strong growth in the level of average earning assets and an 18 basis point improvement in net interest margin. Average total interest-earning assets increased $369.5 million, or 63.9%, for the second quarter of 2006 as compared to the second quarter of 2005, while the average yield increased by 132 basis points from 6.31% to 7.63%. Average total interest-bearing liabilities increased by $332.6 million, or 66.8%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 125 basis points from 2.96% to 4.21% resulting in a 7 basis point increase in the interest rate spread for the current three months as compared with the second quarter of 2005. For the three months ended June 30, 2006, the interest rate spread was 3.42% and the net interest margin was 3.94%. For the three months ended June 30, 2005, the interest rate spread was 3.35% and the net interest margin was 3.76%.
Provision for Loan Losses. The Company recorded an $800,000 provision for loan losses in the second quarter of 2006, representing an increase of $300,000 from the $500,000 provision made in the second quarter of 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the second quarters of both 2006 and 2005, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $68.8 million in the current three month period and by $85.7 million in the second quarter of 2005. The Company’s level of nonperforming assets has decreased by $2.5 million since March 31, 2006, thereby resulting in improvements to certain key loan portfolio performance indicators such as the ratio of nonperforming assets to total assets. At June 30, 2006 and December 31, 2005, respectively, the allowance for loan losses was $8.1 million and $6.3 million, representing 0.96% and 0.94%, respectively, of loans outstanding. Other than the nonaccrual loans listed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.
Non-Interest Income. Non-interest income totaled $1.3 million for the three months ended June 30, 2006 as compared with $2.1 million for the three months ended June 30, 2005, a decrease of $760,000 or 36.8%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage and brokerage operations. The principal reasons for the decrease in total non-interest income for the current quarter was due to the fair value adjustment of $1.2 million related to the interest rate swap. Excluding the interest rate swap adjustment non-interest income increased by $442,000. These increases were related to $295,000 in service charges on deposit accounts, $70,000 in income from mortgage operations, $47,000 in income from insurance operations, $74,000 from brokerage operations, and $100,000 from other income, consisting primarily of check card fees. The increase in service fees and charges resulted principally from the Company’s growth in transaction deposit accounts from period to period. These increases were partially offset by a decrease of $127,000 from gain on sale of loans in 2005 and decreased earnings on bank owned life insurance of $23,000 during the second quarter of 2006 as compared to the same period of 2005.
Non-Interest Expenses. Non-interest expenses totaled $8.6 million for the three months ended June 30, 2006, an increase of $2.9 million or 52.4% over the $5.6 million reported for the second three months of 2005. Substantially all of this increase resulted from the Bank’s growth and franchise development, and reflects the additional expenses in the current quarter associated with new hires. For the three months, personnel costs increased by $1.5 million, or 57.7% to $4.2 million from $2.7 million, while the costs of occupancy, equipment and data processing costs increased by $779,000, or 57.3% to $2.1 million from $1.4 million. The increase in other expenses of $614,000 was primarily related to an increase of $237,000 in promotion expenses related to the Haberfeld deposit program, $192,000 of printing and postage expenses, and $157,000 in professional expenses.
Provision for Income Taxes. The Company’s effective tax rate was approximately 31% and 33% for the three months ended June 30, 2006 and 2005, respectively. As a result of the Company’s sustained pattern of profitability we expect our tax rate to remain near the level incurred so far this year. Deferred tax assets have increased primarily due to mark to market adjustments on the valuations of our securities and interest rate swap as well as increases in our loan loss provision.
Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005
Overview. The Company reported net income of $1.1 million or $.10 per share (diluted) for the six months ended June 30, 2006, as compared with net income of $1.7 million or $.20 per share (diluted) for the six months ended June 30, 2005, a decrease of $600,000 or 36.1% in net income and $.10 or 50.0% in net income per share (diluted). During the second quarter of 2006 a stock split effected as an 11-for-10 stock dividend was declared, per share information has been retroactively adjusted to reflect the stock split. In addition, a $0.03 per share cash dividend was paid during the quarter.
The company’s net income was adversely affected during the six months by the change in market value of its interest rate swap. In December 2005, the company entered into an interest rate swap to hedge the interest rate risk of its variable loan portfolio and believes that this swap has been an effective economic hedge. However, changes in the fair value of the swap reduced net income by $1.8 million for the first six months. The impact relating to the swap resulted from management’s recent determination that these swaps did not qualify for cash flow hedge accounting under SFAS No.133, as more fully discussed in Note 9 to the financial statements.
The Company’s primary focus (banking, mortgage processing and insurance) continues to grow and development of its branch network and subsidiary operations through de novo construction and branch acquisition has sacrificed some profitability in the near term. The Bank opened four new full service financial centers in Raleigh and Southern Shores, North Carolina (January and April 2006 respectively), Virginia Beach and Norfolk, Virginia (March 2006 and February 2006 respectively) and opened a private banking center in Raleigh in January 2006, increasing the number of full service financial centers to twenty two. The Company generated significantly higher levels of net interest income and non-interest income in the 2006 period as compared to 2005 as a result of this expansion. These increases were partially offset by increases in non-interest expenses and income taxes. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the financial center expansion during 2005 and 2006. Although the Company has operated in a period of increasing interest rates in 2006, net interest margin has improved over that from 2005.
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
Total interest income increased to $33.2 million for the six months ended June 30, 2006, a $16.7 million or 101.7% increase from the $16.5 million earned in the same six months of 2005. Total interest income benefited from strong growth in the level of average earning assets and an 18 basis point improvement in net interest margin. Average total interest-earning assets increased $355.8 million, or 65.7%, for the first six months of 2006 as compared to the first six months of 2005, while the average yield increased by 134 basis points from 6.13% to 7.47%. Average total interest-bearing liabilities increased by $311.4 million, or 65.4%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 132 basis points from 2.70% to 4.02%. For the six months ended June 30, 2006, the interest rate spread was 3.45% and the net interest rate margin was 3.94%. For the six months ended June 30, 2005, the interest rate spread was 3.43% and the net interest rate margin was 3.76%.
Provision for Loan Losses. The Company recorded a $2.0 million provision for loan losses in the first two quarters of 2006, representing an increase of $1.1 million from the $900,000 provision made in the first six months of 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the first two quarters of both 2006 and 2005, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $185.7 million in the current six month period and by $150.3 million in the first six months of 2005. The Company’s level of nonperforming assets has decreased by $66,000 since December 31, 2005. At June 30, 2006 and December 31, 2005, respectively, the allowance for loan losses was $8.1 million and $6.3 million, representing 0.96% and 0.94%, respectively, of loans outstanding. Other than the nonaccrual loans listed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.
Non-Interest Income. Non-interest income totaled $2.3 million for the six months ended June 30, 2006 as compared with $3.7 million for the six months ended June 30, 2005, a decrease of $1.4 million or 38.0%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage and brokerage operations. The principal reasons for the decrease in total non-interest income for the current quarter was due to the fair value adjustment of $2.9 million related to the interest rate swap. Excluding the interest rate swap adjustment, non-interest income increased by $1.6 million. The increase was related to increases of $549,000 in service charges on deposit accounts, $272,000 in income from insurance operations, $47,000 in income from mortgage operations, $44,000 from brokerage operations and $634,000 from gain on sale of securities. The increase in service fees and charges resulted principally from the Company’s growth in transaction deposit accounts from period to period. These increases were partially offset by decreased earnings on bank owned life insurance of $40,000 during the first six months of 2006 as compared with the same period of 2005. Non-interest income included no gain on sale of loans in the first six months of 2006 as compared with $127,000 for the first six months of 2005. Other income increased $223,000 to $551,000 from $328,000 primarily as a result of an increase in the volume of check card fees.
Non-Interest Expenses. Non-interest expenses totaled $16.4 million for the six months ended June 30, 2006, an increase of $6.0 million or 57.4% over the $10.4 million reported for the first six months of 2005. Substantially all of this increase resulted from the Bank’s growth and franchise development, and reflects the additional expenses in the current two quarters associated with new hires. For the six months, personnel costs increased by $2.8 million, or 54.1% to $7.9 million from $5.2 million, while the costs of occupancy, equipment and data processing costs increased by $1.5 million, or 56.3% to $4.1 million from $2.6 million. The increase in other expenses of $1.7 million was primarily related to an increase of $447,000 in promotion expenses related to the Haberfeld deposit program, $224,000 of postage and printing expenses, and $492,000 in professional expenses.
Provision for Income Taxes. The Company’s effective tax rate was approximately 25% and 32% for the six months ended June 30, 2006 and 2005, respectively. As a result of the Company’s sustained pattern of profitability we expect our tax rate to remain near the level incurred so far this year. Deferred tax assets have increased primarily due to mark to market adjustments on the valuations of our securities and interest rate swap as well as increases in our loan loss provision.

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

	For the Six Months Ended June 30,
		2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$771,077	$30,333	7.93%	$454,766	$14,798	6.56%
Interest-earning deposits	3,080	73	4.78%	2,054	31	3.04%
Investment securities available for sale:
Taxable	106,674	2,426	4.58%	73,948	1,414	3.86%
Tax-exempt	5,448	123	4.55%	5,968	114	3.85%
FHLB/FRB stock	11,025	280	5.14%	4,806	117	4.91%

Total interest-earning assets	897,304	33,235	7.47%	541,542	16,474	6.13%

Other assets	81,798			71,416

Total assets	$979,102			$612,958

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$225,032	3,340	2.99%	$170,666	1,444	1.71%
Time deposits	433,839	9,077	4.22%	212,068	3,208	3.05%
Short-term borrowings	58,217	1,478	5.12%	51,680	849	3.31%
Long-term borrowings	70,690	1,806	5.15%	42,006	885	4.25%

Total interest-bearing liabilities	787,778	15,701	4.02%	476,420	6,386	2.70%

Demand deposits	85,157			70,254
Other liabilities	3,907			1,352
Stockholders’ equity	102,260			64,932

Total liabilities and stockholders’ equity	$979,102			$612,958

Net interest income and interest rate spread		$17,534	3.45%		$10,088	3.43%

Net interest margin			3.94%			3.76%

Ratio of average interest-earning assets to average interest-bearing liabilities	113.90%			113.67%

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

	Six Months Ended
	June 30, 2006 vs. June 30, 2005
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$11,368	$4,167	$15,535
Interest-earning deposits	20	22	42
Investment securities available for sale:
Taxable	685	326	1,011
Tax-exempt	(11)	20	9
Other interest and dividends	156	8	164

Total interest income	12,218	4,543	16,761

Interest expense:
Deposits:
Savings, NOW and money market	633	1,262	1,895
Time deposits	3,998	1,872	5,870
Short-term borrowings	137	492	629
Long-term borrowings	669	252	921

Total interest expense	5,437	3,878	9,315

Net interest income increase	$6,781	$665	$7,446

Liquidity and Capital Resources
The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at June 30, 2006, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $172.5 million, with $71.5 million outstanding, federal funds lines of credit with other financial institutions in the amount of $56.5 million, with $15.0 million outstanding.
Total deposits were $836.5 million and $646.3 million at June 30, 2006 and December 31, 2005, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits and borrowings as a source of funds. Time deposits are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At June 30, 2006 and December 31, 2005, time deposits represented 57.7% and 56.9%, respectively, of the Company’s total deposits. Time deposits of $100,000 or more represented 19.4% and 23.5%, respectively, of the Bank’s total deposits at June 30, 2006 and December 31, 2005. At June 30, 2006, the Company had $6.4 million in deposits from ten public units and $75.9 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit of the public units will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily investment grade securities issued by the federal government and its agencies, investment grade corporate securities and investment grade mortgage-backed securities.
At June 30, 2006 and June 30, 2005, the Company’s Tier 1 leverage ratio was 12.48% and 11.79%, respectively. All capital ratios place the Company and the Bank well in excess of the minimum required to be deemed well-capitalized by regulatory measures.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. At December 31, 2005 and March 31, 2006, Gateway Financial Holdings, Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer initially concluded that the Company’s disclosure controls and procedures were effective. As a result of the restatement first quarter financial statements, management has concluded that, as of March 31, 2006, the Company did not maintain effective controls to ensure the appropriate classification of interest rate swaps and the proper recordation of the market value adjustment related to the interest rate swap. Specifically, the Company failed to correctly initially document the hedge definition and related effectiveness of the interest rate swap or to correct that error subsequently. This control deficiency results in the restatement of the Company’s financial statements for the first quarter of 2006. Solely because of this material weakness, management has restated its assessment for those periods, and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006.
Changes in Internal Controls over Financial Reporting
The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. As previously reported, no such control enhancements during the quarter ended March 31, 2006 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequently, we have implemented several important changes in our internal control over financial reporting related to our accounting for derivatives. These actions include:
•	Reviewing policies and procedures related to the initiation and subsequent review of hedge strategies;

•	Engaging a qualified third-party consultant, who is considered an expert in the field of derivative accounting to provide ongoing expertise related to hedge documentation at inception and ongoing monitoring and to assist management in evaluating the appropriateness of the accounting for these transactions in accordance with Generally Accepted Accounting Principles.
Part II. OTHER INFORMATION
Item 5. Submission of Matters to a Vote of Securities Holders
The Annual Meeting of Stockholders was held on May 15, 2006. Of the 9,819,678 shares entitled to vote at the meeting, 8,644,761 voted. The following matters were voted on at the meeting.

Proposal 1:	To elect five Class I directors to the Board of Directors for three-year terms expiring at the Annual Meeting of Shareholders in 2009, one Class III director to a two-year term expiring at the Annual Meeting of Shareholders in 2008, and one Class II director for a one-year term expiring at the Annual Meeting of Shareholders in 2007, or until their successors are elected and qualified, or until their death, resignation or retirement. Votes and Class for each nominee were as follows:

Name	Class	For	Withheld	Abstain
H. Spencer Barrow	I	8,584,308	60,453	None
Robert Willard Luther, III	I	8,575,052	69,709	None
W.C. “Bill” Owens, Jr.	I	8,583,151	61,610	None

Name	Class	For	Withheld	Abstain
Frank T. Williams	I	8,582,727	62,034	None
Jerry T. Womack	I	8,550,400	94,361	None

Billy G. Roughton	II	8,582,733	62,028	None

W. Taylor Johnson, Jr.	III	8,584,355	60,406	None
Item 6. Exhibits

Exhibit #	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.0	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.
Date: August 14, 2006	By:	/s/ D. Ben Berry
D. Ben Berry
President and Chief Executive Officer

Date: August 14, 2006	By:	/s/ Theodore L. Salter
Theodore L. Salter
Senior Executive Vice President and Chief Financial Officer