Form 10-Q/A
period 2006-03-31
GATEWAY FINANCIAL HOLDINGS INC
filed 2006-08-29
CIK 1156953

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q/A

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 10, 2006, 9,824,248 shares of the issuer’s common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.
This report contains 23 pages.

		Page No.
	EXPLANATORY NOTE	3

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	March 31, 2006 and December 31, 2005	4

	Consolidated Statements of Operations
	Three Months Ended March 31, 2006 and 2005	5

	Consolidated Statement of Stockholders’ Equity
	Three Months Ended March 31, 2006	6

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2006 and 2005	7

	Notes to Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4 -	Controls and Procedures	21

Part II.	OTHER INFORMATION

Item 6 -	Exhibits	22

Explanatory Note
Gateway Financial Holdings, Inc. is filing this amendment to Form 10-Q for the quarter ended March 31, 2006 to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments are being filed to correct errors in the originally filed Form 10-Q related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
The amendments restate the Consolidated Financial Statements and the other financial information for the three months ended March 31, 2006 previously reported on Form 10-Q.
On December 30, 2005, the Company entered into an interest rate swap agreement to hedge the interest rate risk of the cash flows inherent in certain of its variable loans. From inception of the hedging program, the Company applied the “long haul method” of cash flow hedge accounting under SFAS No. 133 to account for the swap. The Company had thought the terms of the interest rate swap and the corresponding asset matched, as well as its internal assessment that the transaction should have no hedge ineffectiveness. As a result, the Company determined that the changes in fair value of the swap and hedged instrument were the same and no ineffectiveness was recorded in earnings. Subsequently, the Company has determined that the swap did not qualify for cash flow hedge accounting method because the original documentation contained incorrect information with respect to the initial and on-going assessment of hedge effectiveness (which is required under SFAS No. 133 to qualify for the cash flow hedge accounting method), and that documentation regarding the transactions did not meet the requirements of SFAS No. 133. Although the swap has performed as expected as an effective economic hedge of interest rate risk, hedge accounting under SFAS No. 133 is not allowed for the affected period because of the technical errors in the original documentation.
Cash flow hedge accounting allows a company to record the net settlement of interest payments related to the swap contracts in net interest income and the changes in fair value on the related interest rate swaps in shareholders’ equity as part of accumulated other comprehensive income. Eliminating the application of cash flow hedge accounting causes the changes in fair value of the related interest rate swaps to be included in noninterest income (instead of accumulated other comprehensive income in shareholders’ equity). The settlement of interest payments related to the interest rate swap contract during the affected period was a net gain to the Company of $30,000.
Except as otherwise specifically noted, all information contained herein is as of March 31, 2006 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to update and we have not updated any forward-looking statements previously included in the Form 10-Q filed on May 10, 2006.
The effect this restatement had on earnings for the affected period is as follows.

Three months ended
March 31, 2006
Amounts in
Thousands
Except per Share data
Interest and fees on loans	$(30)
Total Interest Income	(30)
Net Interest Income	(30)

Net Interest Income After Provision for Loan Losses	(30)

Gain (Loss) and net cash settlement on economic hedges	(1,819)
Total Non-Interest Income	(1,819)
Income Before Income Taxes	(1,849)
Income Tax Expense (Benefit)	(714)
Net Income	(1,135)

Net Income per Share
Basic	$(0.11)
Diluted	$(0.10)

Part I. FINANCIAL INFORMATION
  Item 1 — Financial Statements
GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	December 31,
	(Unaudited)	2005*
	(In thousands, except share data, restated)
ASSETS
Cash and due from banks	$11,675	$18,475
Interest-earning deposits in other banks	942	3,668
Investment securities available for sale, at fair value	114,597	123,773

Loans	783,614	666,652
Allowance for loan losses	(7,423)	(6,283)

NET LOANS	776,191	660,369

Accrued interest receivable	6,551	5,883
Stock in Federal Reserve Bank, at cost	2,919	2,097
Stock in Federal Home Loan Bank of Atlanta, at cost	5,980	6,208
Premises and equipment, net	33,905	29,551
Core deposit intangibles, net	2,719	2,790
Goodwill	7,456	7,456
Bank-owned life insurance	17,355	17,187
Other assets	6,021	5,916

TOTAL ASSETS	$986,311	$883,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$83,780	$89,162
Savings	8,847	8,347
Money market and NOW	230,153	181,337
Time	437,298	367,416

TOTAL DEPOSITS	760,078	646,262

Short term borrowings	47,001	62,000
Long term borrowings	72,465	72,665
Accrued expenses and other liabilities	4,311	3,702

TOTAL LIABILITIES	883,855	784,629

Commitments (Note 4)

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 9,822,871 and 9,493,440 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	98,866	94,109
Retained earnings	5,043	5,113
Deferred compensation — restricted stock	—	(43)
Accumulated other comprehensive loss	(1,453)	(435)

TOTAL STOCKHOLDERS’ EQUITY	102,456	98,744

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$986,311	$883,373

•	Derived from audited consolidated financial statements.
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands, except
	share and per share data, restated)
Interest Income
Interest and fees on loans	$13,730	$6,506
Investment securities available for sale:
Taxable	1,226	770
Tax-exempt	62	48
Interest-earning bank deposits	38	8
Other interest and dividends	148	48

Total Interest Income	15,204	7,380

Interest Expense
Money market, NOW and savings deposits	1,397	663
Time deposits	4,057	1,360
Short-term borrowings	603	378
Long-term borrowings	925	308

Total Interest Expense	6,982	2,709

Net Interest Income	8,222	4,671

Provision for Loan Losses	1,200	400

Net Interest Income After Provision for Loan Losses	7,022	4,271

Non-Interest Income
Service charges on deposit accounts	715	461
Mortgage operations	172	195
Gain on sale of securities	653	24
Insurance operations	741	516
Brokerage operations	111	141
Income from bank-owned life insurance	168	185
Gain (Loss) and net cash settlement on economic hedge	(1,819)	—
Other	272	149

Total Non-Interest Income	1,013	1,671

Non-Interest Expense
Personnel costs	3,708	2,469
Occupancy and equipment	1,542	1,039
Data processing fees	428	229
Other (Note 5)	2,162	1,064

Total Non-Interest Expense	7,840	4,801

Income Before Income Taxes	195	1,141

Income Tax Expense (Benefit)	(29)	339

Net Income	$224	$802

Net Income Per Common Share
Basic	$0.02	$0.10
Diluted	0.02	0.09

Weighted Average Shares Outstanding
Basic	10,762,140	8,098,406
Diluted	11,113,498	8,448,475
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Deferred	Accumulated
	Common Stock			Compensation	Other	Total
			Retained	- Restricted	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Stock	Loss	Equity
	(Amounts in thousands, except share data, restated)
Balance at December 31, 2005	9,493,440	$94,109	$5,113	$(43)	$(435)	$98,744
Comprehensive loss:
Net income	—	—	224	—	—	224
Other comprehensive loss:	—	—	—	—	(1,018)	(1,018)

Total comprehensive loss						(794)

Dividends ($.03 per share)	—	—	(294)	—	—	(294)
Adjustment to deferred compensation for the adoption of SFAS No. 123(R)	—	(43)	—	43	—	—
Issuance of common stock	300,000	4,383	—	—	—	4,383
Shares issued in dividend reinvestment plan	15,597	264	—	—	—	264
Shares issued in exercise of stock options	1,334	8	—	—	—	8
Issuance of restricted stock	12,500	—	—	—	—	—
Stock based compensation related to restricted stock	—	35	—	—	—	35
Stock based compensation related to stock options	—	7	—	—	—	7
Tax benefit from the exercise of stock options	—	103	—	—	—	103

Balance at March 31, 2006	9,822,871	$98,866	$5,043	$	$(1,453)	$102,456

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands, restated)
Cash Flows from Operating Activities
Net income	$224	$802
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	71	119
Depreciation and amortization	523	392
Provision for loan losses	1,200	400
Deferred income taxes (benefit)	(301)	427
Gain on sale of investment securities available for sale	(653)	(24)
Loss on economic hedge	1,849
Stock based compensation	42	—
Earnings on bank-owned life insurance	(168)	(185)
Changes in assets and liabilities:
Increase in accrued interest receivable	(668)	(476)
Decrease (increase) in other assets	838	(1,146)
Decrease in accrued expenses and other liabilities	(1,240)	(241)

Net Cash Provided by Operating Activities	1,717	68

Cash Flows from Investing Activities
Maturities, sales and calls of investment securities available for sale	8,135	12,047
Net increase in loans	(117,022)	(64,576)
Purchases of premises and equipment	(4,843)	(1,593)
Purchase of FHLB stock	228	(1,340)
Redemption of FRB stock	(822)	—
Net cash paid in branch acquisitions	—	(41)

Net Cash Used by Investing Activities	(114,324)	(55,503)

Cash Flows from Financing Activities
Net increase in deposits	113,816	29,609
Net increase (decrease) in short term borrowings	(14,999)	6,650
Net increase (decrease) in long term borrowings	(200)	19,800
Cash dividends paid	(294)	(134)
Proceeds from the issuance of common stock	4,647	11
Tax benefit of options	103	—
Proceeds from the exercise of stock options	8	277

Net Cash Provided by Financing Activities	103,081	56,213

Net Increase (Decrease) in Cash and Cash Equivalents	(9,526)	778

Cash and Cash Equivalents, Beginning	22,143	10,273

Cash and Cash Equivalents, Ending	$12,617	$11,051

See accompanying notes.

Note 1 – Restatement
Gateway Financial Holdings, Inc. is restating its financial statements and other financial information for the quarter ended March 31, 2006. The amendments are being filed to correct errors related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
These amendments restate the Consolidated Financial Statements and the other financial information for the three months ended March 31, 2006 previously reported on Form 10-Q.
On December 30, 2005, the Company entered into an interest rate swap agreement to hedge the interest rate risk of the cash flows inherent in certain of its variable loans. From inception of the hedging program, the Company applied the “long haul method” of cash flow hedge accounting under SFAS No. 133 to account for the swap. The Company had thought the terms of the interest rate swap and the corresponding asset matched, as well as its internal assessment of that transaction should have no hedge ineffectiveness. As a result, the Company determined that the changes in fair value of the swap and hedged instrument were the same and no ineffectiveness was recorded in earnings. Subsequently, the Company has determined that the swap did not qualify for cash flow hedge accounting method because the original documentation contained incorrect information with respect to the initial and on-going assessment of hedge effectiveness (which is required under SFAS No. 133 to qualify for the cash flow hedge accounting method), and that documentation regarding the transactions did not meet the requirements of SFAS No. 133. Although the swap has performed as expected as an effective economic hedge of interest rate risk, hedge accounting under SFAS No. 133 is not allowed for the affected period because of the technical errors in the original documentation.
Cash flow hedge accounting allows a company to record the net settlement of interest payments related to the swap contracts in net interest income and the changes in fair value on the related interest rate swaps in shareholders’ equity as part of accumulated other comprehensive income. Eliminating the application of cash flow hedge accounting causes the changes in fair value of the related interest rate swaps to be included in noninterest income (instead of accumulated other comprehensive income in shareholders’ equity).
The following table reflects the previously reported amounts and the restated results by financial statement line item for the consolidated balance sheet as of March 31, 2006, the consolidated statements of income and cash flows for the three-month period ended March 31, 2006, and the consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2006.

	Impact on Consolidated Balance Sheet
	As
	Previously	As
	Reported	Restated
	(Amounts in Thousands)
Retained Earnings	$6,178	$5,043
Accumulated Other Comprehensive Loss	(2,588)	(1,453)

	Impact to Consolidated Statement of
	Income
	As
	Previously	As
	Reported	Restated
	(Amounts in Thousands)
Interest and fees on loans	$13,760	$13,730
Total Interest Income	15,234	15,204
Net Interest Income	8,252	8,222

Net Interest Income After Provision for Loan Losses	7,052	7,022

Loss and net cash settlement on economic hedges	—	(1,819)
Total Non-Interest Income	2,832	1,013
Income Before Income Taxes	2,044	195
Income Tax Expense (Benefit)	685	(29)
Net Income	1,359	224

Net Income per Share
Basic	$0.13	$0.02
Diluted	$0.12	$0.02

Note 1 — Restatement (continued)

	Impact to Consolidated Statement of
	Changes In Stockholders’ Equity and
	Comprehensive Income (Loss)
	As
	Previously	As
	Reported	Restated
	(Amounts in Thousands)
Net Income	$1,359	$224
Other Comprehensive Loss	(2,153)	(1,018)

	Impact to Consolidated Statement of Cash
	Flows
	As
	Previously	As
	Reported	Restated
	(Amounts in Thousands)
Cash Flows from Operating Activities
Net Income	$1,359	$224
Deferred income taxes (benefit)	413	(301)
Loss on economic hedge	—	1,849
Note 2 — Basis of Presentation
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

Note 3 — Stock Compensation Plans
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

Note 4 — Commitments
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

Note 5 — Other Non-Interest Expense
The major components of other non-interest expense are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands)
Postage, printing and office supplies	$427	$231
Advertising and promotion	339	50
Professional services	488	211
Other	908	572

	$2,162	$1,064

Note 6 — Comprehensive Income
A summary of comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands)
Net income	$224	$802

Other comprehensive loss:
Securities available for sale:
Unrealized holding losses on available for sale securities	(1,007)	(1,720)
Tax effect	390	663
Reclassification of gains recognized in net income	(653)	—
Tax effect	252	—
Total other comprehensive loss	(1,018)	(1,057)

Other comprehensive loss	$(794)	$(255)

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
Note 8 — Business Segment Reporting
In addition to its banking operations, the Company has two other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, and Gateway Insurance Services, Inc., an independent insurance agency. Set forth below is certain financial information for each segment and in total:

	Total	Banking	Brokerage	Insurance
	(Amounts in thousands)
Total Assets at March 31, 2006	$986,311	$983,193	$436	$2,682

Three Months Ended March 31, 2006
Net interest income	$8,222	$8,217	$—	$5
Non-interest income	1,013	170	111	732

Total income	$9,235	$8,387	$111	$737

Net income (loss)	$224	$9	$(19)	$234

	Total	Banking	Brokerage	Insurance
	(Amounts in thousands)
Three Months Ended March 31, 2005
Net interest income	$4,671	$4,660	$—	$11
Non-interest income	1,671	1,016	141	514

Total income	$6,342	$5,676	$141	$525

Net income	$802	$755	$12	$35

Note 9 — Reclassification
Certain amounts presented on the accompanying consolidated financial statements as of December 31, 2005 have been reclassified to conform with the presentation as of March 31, 2006. The reclassifications had no effect on the net income or total stockholders’ equity as previously reported.
Note 10 — Derivatives
The Company has a stand-alone derivative financial instrument in the form of an interest rate swap agreement, which derives its value from underlying interest rates. These transactions involve both credit and market risk. The notional amount is the amount on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid. SFAS No. 133. “Accounting for Derivative Instruments and Hedging Activities” requires that changes in the fair market value of derivative financial instruments that do not qualify for cash flow hedging are recorded as an economic gain or loss in non-interest income. As of March 31, 2006 a derivative liability of $1.9 million had been recorded representing the drop in fair value of the swap since December 31, 2005 and reported as a loss in non-interest income. For the three months ended March 31, 2006 $1.1 million, net of deferred tax benefit, was included in net income. Net cash monthly settlements are also recorded in non-interest income in the period to which they relate. For the first quarter the interest rate swap increased non-interest income by $30,000. See Explanatory Note and Note 1 to the financial statements for further discussion of this accounting treatment.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Gateway Financial Holdings, Inc. is filing this amendment to Form 10-Q for the quarter ended March 31, 2006 to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments are being filed to correct errors in the originally filed Form 10-Q related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
The amendments restate the Consolidated Financial Statements and the other financial information for the three months ended March 31, 2006 previously reported on Form 10-Q.
On December 30, 2005, the Company entered into an interest rate swap agreement to hedge the interest rate risk of the cash flows inherent in certain of its variable loans. From inception of the hedging program, the Company applied the “long haul method” of cash flow hedge accounting under SFAS No. 133 to account for the swap. The Company had thought the terms of the interest rate swap and the corresponding asset matched, as well as its internal assessment of that transaction should have no hedge ineffectiveness. As a result, the Company determined that the changes in fair value of the swap and hedged instrument were the same and no ineffectiveness was recorded in earnings. Subsequently, the Company has determined that the swap did not qualify for cash flow hedge accounting method because the original documentation contained incorrect information with respect to the initial and on-going assessment of hedge effectiveness (which is required under SFAS No. 133 to qualify for the cash flow hedge accounting method), and that documentation regarding the transactions did not meet the requirements of SFAS No. 133. Although the swap has performed as expected as an effective economic hedge of interest rate risk, hedge accounting under SFAS No. 133 is not allowed for the affected period because of the technical errors in the original documentation.
Cash flow hedge accounting allows a company to record the net settlement of interest payments related to the swap contracts in net interest income and the changes in fair value on the related interest rate swaps in shareholders’ equity as part of accumulated other comprehensive income. Eliminating the application of cash flow hedge accounting causes the changes in fair value of the related interest rate swaps to be included in noninterest income (instead of accumulated other comprehensive income in shareholders’ equity). The settlement of interest payments related to the interest rate floor contracts during the affected period was a net gain to the Company of $30,000.
Except as otherwise specifically noted, all information contained herein is as of March 31, 2006 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to update and we have not updated any forward-looking statements previously included in the Form 10-Q filed on May 10, 2006.
The effect this restatement had on earnings for the affected period is as follows.

	Impact to Consolidated Statement of
	Income
	As
	Previously	As
	Reported	Restated
	(Amounts in Thousands)
Interest and fees on loans	$13,760	$13,730
Total Interest Income	15,234	15,204
Net Interest Income	8,252	8,222

Provision for Loan Losses	1,200	1,200

Net Interest Income After Provision for Loan Losses	7,052	7,022

Loss and net cash settlement on economic hedge	—	(1,819)
Total Non-Interest Income	2,832	1,013
Income Before Income Taxes	2,044	195
Income Tax Expense (Benefit)	685	(29)
Net Income	1,359	224

Net Income per Share
Basic	$0.13	$0.02
Diluted	$0.12	$0.02

In addition, the following Items have changed: Item 1, Item 2 and Item 4. For additional information on the restatement see Note 1, Restatement in the Notes to Consolidated Financial Statements.
This Quarterly Report on Form 10-Q/A may contain certain forward-looking statements consisting of estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.
Financial Condition at March 31, 2006 and December 31, 2005
The Company continued its pattern of strong growth during the first three months of 2006, with total assets increasing by $103.9 million, or 11.8%, to $986.3 million at March 31, 2006 from $883.4 million at December 31, 2005. This growth was principally reflected in increased loans. Total loans increased by $117.0 million, or 17.5%, from $666.7 million at December 31, 2005 to $783.6 million at March 31, 2006. This increase can be attributed to the addition of three new financial centers and a private banking office during the past 3 months, the robust economics in markets we operate, and the seasoning of financial centers opened in prior years. The investment in premises and equipment of $4.4 million is the result of our expansion of our franchise network and operations center. The Company has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, were $127.2 million, or 12.9% of total assets, at March 31, 2006 as compared to $145.9 million, or 16.5% of total assets at December 31, 2005.
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
Total stockholders’ equity increased by $3.7 million to $102.5 million, primarily as a result of net income of $224,000 and the issuance of 300,000 shares of common stock as the underwriter exercised its over-allotment option that was related to the December 2005 stock offering which added $4.4 million to equity; offset by the increase in other comprehensive loss of $1.0 million. The Company paid cash dividends of $294,000 in the first three months of 2006. The capital ratios of the Company and the Bank continue to be in excess of the minimums required to be deemed well-capitalized by regulatory authorities. The Company believes that the Bank would remain “well capitalized” under the new Federal Reserve Board guidelines.

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
Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005
Overview. The Company reported net income of $224,000 or $0.02 per share (diluted) for the three months ended March 31, 2006, as compared with net income of $802,000 or $0.09 per share (diluted) for the three months ended March 31, 2005, a decrease of $578,000 or 72.1% in net income and $0.07 or 77.8% in net income per share (diluted). During the second quarter of 2006 a stock split effected as an 11 for 10 stock dividend was declared, per share information has been retroactively adjusted to reflect the stock split. In addition, a $0.03 per share cash dividend was paid during the first quarter.
The Company’s net income was adversely affected during the quarter by the change in market value of its interest rate swap. In December 2005, the Company entered into an interest rate swap to hedge the interest rate risk of its variable loan portfolio and believes that this swap has been an effective economic hedge. However, changes in the fair value of the swap reduced net income by $1.1 million for the first quarter. The impact relating to the swap resulted from management’s recent determination that these swaps did not qualify for cash flow hedge accounting under SFAS No.133, as more fully discussed in Note 1 to the financial statements.
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
Total interest income increased to $15.2 million for the three months ended March 31, 2006, a $7.8 million or 106.0% increase from the $7.4 million earned in the same three months of 2005. Total interest income benefited from strong growth in the level of average earning assets and a 17 basis point improvement in net interest margin. Average total interest-earning assets increased $346.6 million, or 65.6%, for the first quarter of 2006 as compared to the first quarter of 2005, while the average yield increased by 131 basis points from 5.93% to 7.24%. Average total interest-bearing liabilities increased by $300.9 million, or 68.1%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 132 basis points from 2.49% to 3.81%. The interest rate spread for the current three months decreased 1 basis point as compared with the first quarter of 2005. For the three months ended March 31, 2006, the interest rate spread was 3.43% and the net interest margin was 3.92%. For the three months ended March 31, 2005, the interest rate spread was 3.44% and the net interest margin was 3.75%.
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
Non-Interest Income. Non-interest income totaled $1.0 million for the three months ended March 31, 2006 as compared with $1.7 million for the three months ended March 31, 2005, a decrease of $658,000 or 39.4%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage and brokerage operations. The principal reasons for the decrease in total non-interest income for the current quarter was due to a fair value adjustment of $1.8 million related to the interest rate swap. Excluding the interest rate swap adjustment, non-interest income increased by $1.2 million. These increases were related to increases of $254,000 in service charges on deposit accounts, $629,000 in income from gain on sale of securities and $225,000 in income from insurance operations. The increase in service fees and charges resulted principally from the Company’s growth in transaction deposit accounts from period to period. Non-interest income decreased slightly from earnings on bank owned life insurance totaling $169,000 during the first quarter of 2006 as compared to $185,000 for the same period of 2005. Income from mortgage operations decreased $23,000 to $172,000 from $195,000 as a result of slower activity in the mortgage closings and refinancings from the first quarter of 2005.
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
Provision for Income Taxes. The Company’s effective tax rate represented a tax benefit of 14.9% and a net expense of 29.7% for the three months ended March 31, 2006 and 2005, respectively. The reason the provision represented a tax benefit for the first three months of 2006 was due to the tax effect of the loss on economic hedge, and tax-exempt income from securities and BOLI which exceeded total income for the quarter. Deferred taxes have increased primarily due to mark to market adjustments on the valuations of our securities and interest rate swap.
Average Balances and Average Rates Earned and Paid . The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. In preparing the table, non-accrual loans are included in the average loan balance.

	For the Three Months Ended March 31,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$718,642	$13,730	7.75%	$413,995	$6,506	6.37%
Interest-earning deposits	3,320	38	4.64%	1,264	8	2.57%
Investment securities available for sale:
Taxable	110,864	1,226	4.48%	79,650	770	3.92%
Tax-exempt	5,596	62	4.49%	6,217	48	3.13%
Other interest and dividends	13,189	148	4.55%	3,923	48	4.96%

Total interest-earning assets	851,611	15,204	7.24%	505,049	7,380	5.93%

Other assets	79,307			68,769

Total assets	$930,918			$573,818

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$204,884	1,397	2.77%	$169,708	663	1.58%
Time deposits	409,150	4,057	4.02%	193,923	1,360	2.84%
Short-term borrowings	51,074	603	4.79%	51,387	378	2.98%
Long-term borrowings	77,465	925	4.85%	26,705	308	4.68%

Total interest-bearing liabilities	742,573	6,982	3.81%	441,723	2,709	2.49%

Demand deposits	82,664			65,732
Other liabilities	3,334			1,846
Stockholders’ equity	102,347			64,517

Total liabilities and stockholders’ equity	$930,918			$573,818

Net interest income and interest rate spread		$8,222	3.43%		$4,671	3.44%

Net interest margin			3.92%			3.75%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.68%			114.34%

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

	Three Months Ended
	March 31, 2006 vs. March 31, 2005
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$5,304	$1,920	$7,224
Interest-earning deposits	18	12	30
Investment securities available for sale:
Taxable	323	133	456
Tax-exempt	(6)	20	14
Other interest and dividends	110	(10)	100

Total interest income	5,749	2,075	7,824

Interest expense:
Deposits:
Savings, NOW and money market	189	545	734
Time deposits	1,822	875	2,697
Short-term borrowings	(3)	228	225
Long-term borrowings	595	22	617

Total interest expense	2,603	1,670	4,273

Net interest income increase	$3,146	$405	$3,551

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. At March 31, 2006, Gateway Financial Holdings, Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer initially concluded that the Company’s disclosure controls and procedures were effective. As a result of the restatement of the first quarter financial statements, management has concluded that, as of March 31, 2006, the Company did not maintain effective controls to ensure the appropriate classification of interest rate swaps and the proper recordation of the market value adjustment related to the interest rate swap. Specifically, the Company failed to correctly initially document the hedge definition and related effectiveness of the interest rate swap or to correct that error subsequently. This control deficiency results in the restatement of the Company’s financial statements for the first quarter of 2006. Solely because of this material weakness, management has restated its assessment for the period, and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006.
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

GATEWAY FINANCIAL HOLDINGS, INC.

Date: August 29, 2006	By:	/s/ D. Ben Berry

D. Ben Berry
President and Chief Executive Officer

Date: August 29, 2006	By:	/s/ Theodore L. Salter

Theodore L. Salter
Senior Executive Vice President and Chief Financial Officer