Form 10-Q
period 2006-09-30
GATEWAY FINANCIAL HOLDINGS INC
filed 2006-11-09
CIK 1156953

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☑          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
☐          Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of, November 8, 2006, 10,871,387 shares of the issuer’s common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.
This report contains 28 pages.

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31,
	(Unaudited)	2005*
	(In thousands, except share data)
ASSETS
Cash and due from banks	$16,659	$18,475
Interest-earning deposits in other banks	20,992	3,668
Investment securities available for sale, at fair value	104,930	123,773

Loans	896,080	666,652
Allowance for loan losses	(8,694)	(6,283)

NET LOANS	887,386	660,369

Accrued interest receivable	7,525	5,883
Stock in Federal Reserve Bank, at cost	3,609	2,097
Stock in Federal Home Loan Bank of Atlanta, at cost	6,002	6,208
Premises and equipment, net	37,253	29,551
Core deposit intangibles, net	2,557	2,790
Goodwill	7,456	7,456
Bank-owned life insurance	24,788	17,187
Other assets	5,987	5,916

TOTAL ASSETS	$1,125,144	$883,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$98,738	$89,162
Savings	8,055	8,347
Money market and NOW	276,110	181,337
Time	451,190	367,416

TOTAL DEPOSITS	834,093	646,262
Short term borrowings	53,001	62,000
Long term borrowings	127,429	72,665
Accrued expenses and other liabilities	4,563	3,702

TOTAL LIABILITIES	1,019,086	784,629

Commitments (Note 3)

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,824,678 and 9,493,440 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	99,219	94,109
Retained earnings	7,850	5,113
Deferred compensation — restricted stock	—	(43)
Accumulated other comprehensive loss	(1,011)	(435)

TOTAL STOCKHOLDERS’ EQUITY	106,058	98,744

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,125,144	$883,373

*     Derived from audited consolidated financial statements.
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$17,834	$9,885	$48,167	$24,683
Investment securities available for sale:
Taxable	1,161	620	3,587	2,034
Tax-exempt	58	28	181	142
Interest-earning bank deposits	37	83	110	114
Other interest and dividends	130	46	410	163

Total Interest Income	19,220	10,662	52,455	27,136

Interest Expense
Money market, NOW and savings deposits	2,259	992	5,599	2,436
Time deposits	5,541	2,715	14,618	5,923
Short-term borrowings	685	32	2,163	881
Long-term borrowings	1,242	789	3,048	1,674

Total Interest Expense	9,727	4,528	25,428	10,914

Net Interest Income	9,493	6,134	27,027	16,222

Provision for Loan Losses	600	550	2,600	1,450

Net Interest Income After Provision for Loan Losses	8,893	5,584	24,427	14,772

Non-Interest Income
Service charges on deposit accounts	875	623	2,438	1,637
Mortgage operations	441	189	893	594
Gain (loss) and net cash settlements on economic hedge	1,601	—	(1,416)	—
Gain on sale of securities	—	64	653	83
Gain on sale of loans	—	—	—	127
Insurance operations	650	610	2,101	1,789
Brokerage operations	189	147	517	431
Income from bank-owned life insurance	273	165	601	533
Other	387	209	938	537

Total Non-Interest Income	4,416	2,007	6,725	5,731

Non-Interest Expense
Personnel costs	4,534	2,943	12,474	8,095
Occupancy and equipment	1,812	1,163	5,069	3,350
Data processing fees	405	219	1,259	662
Other (Note 4)	2,267	1,706	6,615	4,342

Total Non-Interest Expense	9,018	6,031	25,417	16,449

Income Before Income Taxes	4,291	1,560	5,735	4,054

Income Tax Expense	1,513	545	1,869	1,335

Net Income	$2,778	$1,015	$3,866	$2,719

Net Income Per Common Share
Basic	$0.26	$0.12	$0.36	$0.33
Diluted	0.25	0.12	0.35	0.32

Weighted Average Common Shares Outstanding
Basic	10,805,652	8,147,547	10,785,821	8,122,424
Diluted	11,097,299	8,552,862	11,104,389	8,489,787
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Deferred	Accumulated
	Common Stock			Compensation	Other	Total
			Retained	- Restricted	Comprehensive	Stockholders'
	Shares	Amount	Earnings	Stock	Loss	Equity
	(Amounts in thousands, except share data)
Balance at December 31, 2005	9,493,440	$94,109	$5,113	$(43)	$(435)	$98,744

Comprehensive income:
Net income	—	—	3,866	—	—	3,866
Other comprehensive loss, net of tax	—	—	—	—	(576)	(576)

Total comprehensive income						3,290

Shares issued in 11 for 10 stock split effected as a 10% stock dividend	981,772	—	—	—	—	—

Dividends ($.11 per share)	—	—	(1,129)	—	—	(1,129)

Adjustment to deferred compensation for the adoption of SFAS No. 123(R)	—	(43)	—	43	—	—

Share issued from stock offering	300,000	4,383	—	—	—	4,383

Shares issued in dividend reinvestment plan	28,300	455	—	—	—	455

Shares issued in exercise of stock options	8,666	53	—	—	—	53

Issuance of restricted stock	12,500	—	—	—	—	—

Stock based compensation related to restricted stock	—	136	—	—	—	136

Stock based compensation related to options	—	23	—	—	—	23

Tax benefit from the exercise of stock options	—	103	—	—	—	103

Balance at September 30, 2006	10,824,678	$99,219	$7,850	$—	$(1,011)	$106,058

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$3,866	$2,719
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	233	166
Depreciation and amortization	1,718	1,255
Provision for loan losses	2,600	1,450
Deferred income taxes	516	275
Gain on sale of loans	—	(127)
Loss on economic hedge	1,011	—
Gain on sale of investment securities available for sale	(653)	(83)
Stock based compensation	159	71

Earnings on bank-owned life insurance	(601)	(533)
Proceeds from sale of loans	—	2,536
Changes in assets and liabilities:
Increase in accrued interest receivable	(1,642)	(1,794)
Increase in other assets	(1,177)	(418)
Increase in accrued expenses and other liabilities	801	136

Net Cash Provided by Operating Activities	6,831	5,653

Cash Flows from Investing Activities
Cash received (paid) from investment securities available for sale transactions:
Purchases	(155)	(3,701)
Maturities	12,460	2,588
Sales	5,459	21,756
Calls	714	—
Purchase of bank owned life insurance	(7,000)	—
Net increase in loans	(229,617)	(210,943)
Purchases of premises and equipment	(9,339)	(9,294)
Redemption (purchase) of FHLB stock	206	(1,556)
Purchase of FRB stock	(1,512)	—

Net Cash Used by Investing Activities	(228,784)	(201,150)

Cash Flows from Financing Activities
Net increase in deposits	187,831	181,799
Net decrease in short term borrowings	(8,999)	(29,659)
Net increase in long term borrowings	54,764	49,400
Cash dividends paid	(1,129)	(415)
Net proceeds from the issuance of common stock	4,838	—
Tax benefit of options	103	—
Proceeds from the exercise of stock options	53	887

Net Cash Provided by Financing Activities	237,461	202,012

Net Increase in Cash and Cash Equivalents	15,508	6,515

Cash and Cash Equivalents, Beginning	22,143	10,273

Cash and Cash Equivalents, Ending	$37,651	$16,788

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
All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and nine month periods ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.
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
The Company has three share-based compensation plans in effect at September 30, 2006. The compensation cost that has been charged against income for those plans was approximately$53,000 and $159,000 for the three and nine months ended September 30, 2006. The Company recorded a deferred tax benefit in the amount of $21,000 and $61,000 related to share-based compensation during the three and nine months ended September 30, 2006.
During 1999 the Company adopted, with shareholder approval, an Incentive Stock Option Plan (the “Employee Plan”) and a Nonstatutory Stock Option Plan (the “1999 Director Plan”). During 2001 the Company increased, with shareholder approval, the number of shares available under its option plans. In 2002, the Company increased, with shareholder approval, the number of shares available under the Employee Plan. The Company also adopted a 2001 Nonstatutory Stock Option Plan. On November 24, 2004, the Company adopted 2005 Omnibus Stock Ownership And Long Term Incentive Plan (the “Omnibus Plan”) providing for the issuance of up to 726,000 shares of common stock under the terms of the Omnibus Plan, subject to shareholder approval at the 2005 shareholder meeting, and made certain grants of nonstatutory options pursuant to the Omnibus Plan. All options granted prior to November 2004 to non-employee directors vest immediately at the time of grant, while other options from this pool vest over a four-year period with 20% vesting on the grant date and 20% vesting annually thereafter. Options granted from the pool of shares made available on November 24, 2004 to non-employee directors vest immediately at the time of the grant, while options from this pool granted to employees vest 50% at the time of the grant and 50% the following year. In May 2005, the shareholders approved the Omnibus Plan. During the year ended December 31, 2005 the Company granted 162,250 nonstatutory options which vested immediately. On August 28, 2006 the Company granted 152,500 nonstatutory options which will vest at 20% per year beginning the month following the quarter in which the Company achieves a ROA of 1%. For purposes of the ROA calculation, the gain or loss from the fair market value of the economic hedge are excluded. All unexercised options expire ten years after the date of grant. All references to options have been adjusted to reflect the effects of stock splits. The exercise price of all options granted to date under these plans range from $5.62 to $16.53.
The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company has assumed a volatility rate of 16.18%, a expected life of 7 years, interest rate of 4.85% and a yield of 1.50% in the Black Scholes computation related to the options granted in 2006. The Company granted 152,500 nonqualifying stock options during the three and nine months ended September 30, 2006. During the three and nine months ended September 30, 2005, the Company granted 46,750 and 131,450 options, respectively.
A summary of option activity under the stock option plans as of March 31, 2006, June 30, 2006 and September 30, 2006, and changes during the first three quarters of 2006 is presented below:

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2005	1,360,982	$10.31	6.9 Years
Exercised	(1,467)	5.79
Authorized	—	—
Forfeited	—	—
Granted	—	—

Outstanding at March 31, 2006	1,359,515	$10.32	6.6 Years	$6,961,000
Exercised	(7,333)	6.14
Authorized	—	—
Forfeited	—	—
Granted	—	—

Outstanding at June 30, 2006	1,352,182	$10.34	6.8 Years	$6,531,000
Exercised	—
Authorized	—	—
Forfeited	(1,468)	7.04
Granted	152,500	14.65
Outstanding at September 30, 2006	1,503,214	10.78	6.8 Years	$6,629,000

Exercisable at September 30, 2006	1,345,118	$10.34	6.8 Years	$5,565,000
For the three and nine months ended September 30, 2006, the intrinsic value of options exercised was approximately $0 and $80,000 respectively.
Cash received from option exercise for the three and nine months ended September 30, 2006 was $0 and $53,000 respectively. The actual tax benefit in stockholders’ equity realized for the tax deductions from exercise of stock options for the three and nine months ended September 30, 2006 was $0 and $20,000, respectively.
The fair value of options vested during the three and nine months ended September 30, 2006, respectively was $12,000 and $23,000. The fair value of options vested over the three and nine months ended September 30, 2005, respectively was $265,000 and $951,000.
The fair value of restricted stock vested over the three and nine months ended September 30, 2006, respectively was $41,000 and $136,000. The fair value of restricted stock vested over the three and nine months ended September 30, 2005, respectively was $61,000 and $61,000.
A summary of restricted stock outstanding (split adjusted) during the first nine months is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding at December 31, 2005	6,050	13.21
Granted	13,750	15.26
Vested	—
Forfeited	—	—

Non-vested outstanding at March 31, 2006	19,800	$14.64
Granted	—
Vested	—
Forfeited	—	—
Non-vested outstanding at June 30, 2006	19,800	14.64
Granted	—	—
Vested	(6,050)	(13.21)
Forfeited	—	—

Non-vested outstanding at September 30, 2006	13,750	15.26

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
As of September 30, 2006, there was $673,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. The cost is expected to be recognized for the remaining quarters of 2006, 2007, 2008, 2009, 2010, 2011 and 2012 is $63,000, $183,000, $103,000, $99,000, $99,000, $99,000 and $27,000, respectively.
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
The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase/(decrease)) of the adoption of SFAS 123R is as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2006	2006
	(Amounts in thousands, except per share data)
Income before income tax expense	$(53,000)	$(159,000)
Net income	$(32,000)	$(97,000)

Cash flow from operating activities	$—	$(20,000)
Cash flow provided by financing activities	$—	$20,000

Basic earnings per share	$0.00	$0.01
Diluted earnings per share	$0.00	$0.01
Had compensation costs for the Company’s stock option plans been determined using the fair value method, the Company’s pro forma net income would have been as follows:

	Three Months Ended	Nine Months ended
	September 30	September 30
	2005	2005
Net income as reported	$1,015,000	$2,719,000
Deduct: Total stock-based employee compensation expense determined
Under the fair value method for all awards, net of related tax effects	$(265,000)	$(951,000)

Pro forma net income	$750,000	$1,768,000

Net income per share:
As reported:
Basic	$0.12	$0.33

Diluted	$0.12	$0.32

Pro forma:
Basic	$0.09	$0.22

Diluted	$0.09	$0.21

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 3 — Commitments
In the normal course of business there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. The following table reflects commitments of the Company outstanding as of September 30, 2006. In addition, we expect our premises and equipment balance to increase approximately 10% over the current balance in the next 12 months for our building projects.

	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Undisbursed home equity credit lines	$64,150	$64,150	$—	$—	$—
Other commitments and credit lines	37,780	37,780	—	—	—
Undisbursed portion of construction loans	72,986	75,986	—	—	—
Standby letters of credit	7,623	7,623	—	—	—

Total other commitments	$182,539	$182,539	$—	$—	$—

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 4 — Other Non-Interest Expense
The major components of other non-interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Postage, printing and office supplies	$385	$416	$1,155	$1,015
Advertising and promotion	445	151	1,153	324
Professional services	299	391	1,298	897
Other	1,138	748	3,009	2,106

	$2,267	$1,706	$6,615	$4,342

Note 5 — Comprehensive Income
A summary of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Net income	$2,778	$1,015	$3,866	$2,719

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	2,315	(314)	(285)	(566)
Tax effect	(890)	121	110	218
Reclassification of (gains) losses recognized in net income	—	(64)	(653)	(83)
Tax effect	—	25	252	32

Total other comprehensive income (loss)	1,425	(232)	(576)	(399)

Comprehensive income	$4,203	$783	$3,290	$2,320

Note 6 — Per Share Results
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock and are determined using the treasury stock method.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average outstanding shares used for basic EPS	10,805,652	8,147,547	10,785,821	8,122,424

Plus incremental shares from assumed exercise of:
Stock options	276,121	400,974	302,011	364,744
Restricted stock	15,526	4,341	16,557	2,619

Weighted average outstanding shares used for diluted EPS	11,097,299	8,552,862	11,104,389	8,489,787

No adjustments were required to be made to net income in the computation of diluted earnings per share. During the first quarter of 2006, 13,750 shares of restricted stock were granted and classified as dilutive as of September 30, 2006. However, 138,050 options granted during 2005 and 152,500 options granted in the third quarter of 2006 are antidilutive as of September 30, 2006. On April 24, 2006, the Board of Directors approved an 11-for-10 stock dividend payable on May 15, 2006 to shareholders of record as of April 28, 2006. On May 16, 2005, the Board of Directors approved an 11-for-10 stock dividend payable on June 20, 2005 to shareholders of record as of May 30, 2005. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect these stock dividends.
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

	Total	Banking	Mortgage	Brokerage	Insurance
		(Amounts in thousands)
Total Assets at September 30, 2006	$1,125,144	$1,115,691	$5,795	$563	$3,095

Three Months Ended September 30, 2006
Net interest income	$9,493	$9,443	$44	$—	$6
Non-interest income	4,416	3,150	427	189	650

Total income	$13,909	$12,593	$471	$189	$656

Net income (loss)	$2,778	$2,643	$(62)	$67	$130

Three Months Ended September 30, 2005
Net interest income	$6,134	$6,126	$—	$—	$8
Non-interest income	2,007	1,251	—	146	610

Total income	$8,141	$7,377	$—	$146	$618

Net income	$1,015	$812	$—	$55	$148

Nine Months Ended September 30, 2006
Net interest income	$27,027	$26,966	$45	$—	$16
Non-interest income	6,725	3,572	535	517	2,101

Total income	$33,752	$30,538	$580	$517	$2,117

Net income (loss)	$3,866	$3,401	$(183)	$74	$574

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

	Total	Banking	Mortgage	Brokerage	Insurance
	(Amounts in thousands)
Nine Months Ended September 30, 2005
Net interest income	$16,222	$16,194	$—	$—	$28
Non-interest income	5,731	3,512	—	430	1,789

Total income	$21,953	$19,706	$—	$430	$1,817

Net income	$2,719	$2,236	$—	$76	$407

Note 8 — Reclassification
Certain amounts presented in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. The reclassifications had no effect on the net income or total stockholders’ equity as previously reported.
Note 9 — Derivatives
The Company has a stand-alone derivative financial instrument in the form of an interest rate swap agreement, which derives its value from underlying interest rates. These transactions involve both credit and market risk. The notional amount is the amount on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires that changes in the fair value of derivative financial instruments that do not qualify as hedging instruments be reported as an economic gain or loss in non-interest income. For the three and nine months ended September 30, 2006 a gain of $1.9 million and a loss of $1.0 million respectively was included in non-interest income related to the change in the fair value of the interest rate swap agreement. Fair value changes in this derivative can be volatile from quarter to quarter, and is primarily driven by changes in interest rates. Net cash monthly settlements are recorded as non-interest income in the period to which they relate. For the three and nine months ended September 30, 2006 the interest rate swap cash settlements decreased non-interest income by $284,000 and $400,000.
The Company is exposed to credit related losses in the event of nonperformance by the counterparty to this agreement. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect the counterparty to fail their obligations.
At September 30, 2006 the information pertaining to the outstanding interest rate swap agreement used to economically hedge variable rate loans is as follows (amounts in thousands):

Notional amount	$150,000
Weighted average pay rate	7.86%
Weighted average receive rate	7.50%
Weighted average maturity in years	2.3
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
Financial Condition at September 30, 2006 and December 31, 2005
The Company continued its pattern of strong growth during the first nine months of 2006, with total assets increasing by $241.8 million, or 27.4%, to $1.1 billion at September 30, 2006 from $883.4 million at December 31, 2005. This growth was principally driven by increased loans. Total loans increased by $229.4 million, or 34.4%, from $666.7 million at December 31, 2005 to $896.1 million at September 30, 2006. This increase was attributed to the addition of six new financial centers and a private banking office during the past nine months, the robust economics of the markets in which we operate, and the seasoning of financial centers opened in prior years. Loan growth slowed somewhat in the third quarter to an annualized rate of approximately 20%, primarily as a result of slowing economies in some of our markets. The investment in premises and equipment of $9.3 million is the result of our expansion of our franchise network and operations center. The Company has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, were $142.6 million, or 12.7% of total assets, at September 30, 2006 as compared to $145.9 million, or 16.5% of total assets at December 31, 2005.
Funding for the growth in assets and loans was provided by an increase in deposits of $187.8 million and an increase in total borrowings of $45.8 million. Total deposits increased 29.1%, from $646.3 million at December 31, 2005 to $834.1 million at September 30, 2006. Non-interest-bearing demand deposits increased by 10.7% or $9.6 million to $98.7 million from the $89.2 million balance at December 31, 2005. Savings, money market and NOW accounts increased by 49.8% or $94.5 million to $284.2 million, from the $189.7 million balance at December 31, 2005. This increase was primarily the result of the introduction of highly successful money market and commercial deposit account programs during the first quarter of this year, which have grown steadily throughout the year with the expansion of our branch network. Time deposits totaled $451.2 million at September 30, 2006 as compared to $367.4 million at December 31, 2005. This increase was driven primarily by retail CDs special offerings that are very competitive in our market place, as well as our branch expansion. Time deposits of more than $100,000 were $169.5 million, or 20.3% of total deposits at September 30, 2006 as compared with $151.4 million, or 23.5% of total deposits at December 31, 2005. The Company continued using brokered deposits to fund growth. The total dollars of brokered time deposits increased to $31.0 million as of September 30, 2006 compared to $10.0 million, of total deposits at December 31, 2005. As a percentage of total deposits, our brokered deposits increased to 3.7% of total deposits as compared to 1.5% at December 31, 2005. Brokered deposits were used primarily to fund loan growth in our loan production office in Wilmington and our newly opened financial and private banking centers in Raleigh. Loans for these offices increased $110.3 million during the first nine months of 2006. In the third quarter we entered into two $10.0 million reverse purchase agreements to also fund our growth at these offices and provide lower cost funding. We also issued a junior subordinate debenture for $15.0 million in May 2006 at a rate based on the three month LIBOR plus 1.50% with a maturity date of May 30, 2036. Advances from the Federal Home Loan Bank of Atlanta decreased from $114.2 million, of which $57.2 million was long term debt, to $94.5 million, of which $76.5 million was long term debt. During the first nine months of 2006 federal funds purchased increased from $5.0 million to $35.0 million outstanding.
Total stockholders’ equity increased by $7.3 million to $106.1 million, primarily as a result of net income of $3.9 million and the issuance of 300,000 shares of common stock as the underwriter exercised, in January, its over-allotment option that was related to the December 2005 stock offering which added $4.4 million to equity; offset by the increase in other comprehensive loss of $576,000. The Company paid cash dividends of $1.1 million in the first nine months of 2006. The capital ratios of the Company and the Bank continue to be in excess of the minimums required to be deemed well-capitalized by regulatory authorities. The Company believes that the Bank would remain “well capitalized” under the Federal Reserve Board guidelines

Asset Quality
An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Balance at beginning of period	$8,147	$5,048	$6,283	$4,163

Provision charged to operations	600	550	2,600	1,450

Charge-offs	(58)	(37)	(210)	(55)
Recoveries	5	1	21	4

Net (charge-offs) recoveries	(53)	(36)	(189)	(51)

Balance at end of period	$8,694	$5,562	$8,694	$5,562

The table sets forth, for the periods indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets. The accounting estimates for loan loss are subjective to changing economic conditions.

	September 30,	December 31,
	2006	2005
	(Amounts in thousands)
Nonaccrual loans	$420	$204
Restructured loans	—	—

Total nonperforming loans	420	204
Real estate owned	—	—

Total nonperforming assets	$420	$204

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	8,694	6,283
Nonperforming loans to period end loans	0.05%	0.03%
Allowance for loan losses to period end loans	0.97%	0.94%
Nonperforming assets to total assets	0.04%	0.02%

Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005
Overview. The Company reported net income of $2.8 million or $0.25 per share (diluted) for the three months ended September 30, 2006, as compared with net income of $1.0 million or $0.12 per share (diluted) for the three months ended September 30, 2005, an increase of $1.8 million or 173.7% in net income and $0.13 or 108.37% in net income per share (diluted). During the second quarter of 2006 a stock split effected as an 11 for 10 stock dividend was declared, per share information has been retroactively adjusted to reflect the stock dividend. In addition, a $0.05 per share cash dividend was paid during the third quarter.
The Company benefited during the quarter by the change in market value of its interest rate swap that it had entered into in December 2005 to hedge the interest rate of its variable loan portfolio. The change in the fair value of the swap increased non-interest income by $1.9 million for the third quarter, primarily as a result of favorable LIBOR swap interest rate conditions during the third quarter. The market value of the interest rate swap can be volatile from quarter to quarter, and thus can effect net income positively or negatively depending on interest rate conditions and other factors.
The Company’s primary focus (banking, mortgage processing and insurance) continues to grow with de novo development of its branch network and subsidiary operations. The Bank opened two new full service financial centers in Virginia Beach and Chesapeake, VA during August 2006 increasing the number of full service financial centers to twenty four. Since September 30, 2005, the Company has opened six new financial centers and a private banking center which generated significantly higher levels of net interest income and non-interest income in the three month period ended September 30, 2006 as compared to the same period in 2005. These increases were partially offset by increases in non-interest expenses and income taxes. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the financial center expansion during 2005 and 2006.
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
Total interest income increased to $19.2 million for the three months ended September 30, 2006, an $8.6 million or 80.3% increase from the $10.7 million earned in the same three months of 2005. Total interest income benefited from strong growth in the level of average earning assets, primarily from 52.0% growth in loans since September 30, 2005, and a 6 basis point improvement in net interest margin. Average total interest-earning assets increased $340.6 million, or 53.3%, for the third quarter of 2006 as compared to the third quarter of 2005, while the average yield increased by 115 basis points from 6.63% to 7.78% due to the change in interest rates and the corresponding repricing of our variable rate loans representing approximately 62.9% of our total loan portfolio as of September 30, 2006. Average total interest-bearing liabilities increased by $305.9 million, or 55.6%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 124 basis points from 3.27% to 4.51% resulting in a 9 basis point decrease in the interest rate spread for the current three months as compared with the third quarter of 2005. Our portfolio of CDs have repriced upwards as a result of interest rates increasing 1.5% during the last twelve months. For the three months ended September 30, 2006, the interest rate spread was 3.27% and the net interest margin was 3.84%. For the three months ended September 30, 2005, the interest rate spread was 3.36% and the net interest margin was 3.78%.
Provision for Loan Losses. The Company recorded a $600,000 provision for loan losses in the third quarter of 2006, representing an increase of $50,000 from the $550,000 provision made in the third quarter of 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the third quarters of both 2006 and 2005, the provision for loan losses was made principally in response to growth in loans, as well as, changes in conditions related to the above factors. Loans outstanding increased by $43.7 million in the current three month period and by $58.2 million in the third quarter of 2005. The Company’s level of nonperforming assets has increased by $288,000 since June 30, 2006. At September 30, 2006 and December 31, 2005, respectively, the allowance for loan losses was $8.7 million and $6.3 million, representing 0.97% and 0.94%, respectively, of loans outstanding. Other than the nonaccrual loans listed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.

Non-Interest Income. Non-interest income totaled $4.4 million for the three months ended September 30, 2006 as compared with $2.0 million for the three months ended September 30, 2005, an increase of $2.4 million or 120.3%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage and brokerage operations. The principal reasons for the increase in total non-interest income for the current quarter was due to the gain and net cash settlement of $1.6 million related to the interest rate swap. The change in the fair value of the swap increased net income by $1.9 million for the third quarter, primarily as a result of favorable LIBOR swap interest rate conditions during the third quarter. The market value of the interest rate swap can be volatile from quarter to quarter, and thus can effect non-interest income positively or negatively depending on interest rate conditions and other factors. Excluding the effect of the interest rate swap, non-interest income increased by $808,000. These increases were related to $252,000 in service charges on deposit accounts, $252,000 in income from mortgage operations, $40,000 in income from insurance operations, $42,000 from brokerage operations, earnings on bank owned life insurance of $108,000 and $178,000 from other income, consisting primarily of check card fees. The increase in service fees and charges resulted principally from the Company’s growth in transaction deposit accounts from period to period from its expanding financial center network. BOLI income increased as a result of purchasing $7.0 million of additional BOLI in July of this year. The increase in mortgage revenue is the result of launching our new mortgage operation Gateway Financial Mortgage, Inc., during the second quarter of this year.
Non-Interest Expenses. Non-interest expenses totaled $9.0 million for the three months ended September 30, 2006, an increase of $3.0 million or 49.5% over the $6.0 million reported for the third three months of 2005. Substantially all of this increase resulted from the Bank’s growth and franchise development. For the three months, personnel costs increased by $1.6 million, or 54.1% to $4.5 million from $2.9 million as a result of 85 new hires over the past 12 months, while the costs of occupancy, equipment and data processing costs increased by $835,000, or 60.4% to $2.2 million from $1.4 million. The increase in other expenses of $561,000 was primarily related to an increase of $221,000 in promotion expenses related to the Haberfeld deposit program and various business development, employee training, and professional services expenses.
Provision for Income Taxes. The Company’s effective tax rate was approximately 35% for the three months ended September 30, 2006 and 2005. As a result of the Company’s sustained pattern of profitability we expect our tax rate to remain near the level incurred so far this year. Deferred tax assets have increased primarily due to increases in our loan loss provision.
Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005
Overview. The Company reported net income of $3.9 million or $0.35 per share (diluted) for the nine months ended September 30, 2006, as compared with net income of $2.7 million or $0.32 per share (diluted) for the nine months ended September 30, 2005, a increase of $1.1 million or 42.2% in net income and $.03 or 9.4% in net income per share (diluted). During the second quarter of 2006 a stock split effected as an 11-for-10 stock dividend was declared, per share information has been retroactively adjusted to reflect the stock dividend. In addition, a $0.11 per share in cash dividends have been paid during this year.
The Company’s net income was adversely affected during the nine months by the change in market value of its interest rate swap. In December 2005, the Company entered into an interest rate swap to hedge the interest rate risk of its variable loan portfolio and believes that this swap has been an effective economic hedge. The change in the fair value of the swap decreased non-interest income by $1.0 million for the year, which included a recovery of $1.9 million in the third quarter from its low at June 30, 2006 of $2.9 million, primarily as a result of favorable LIBOR swap interest rate conditions during the third quarter. The market value of the interest rate swap can be volatile from quarter to quarter, and thus can effect net income positively or negatively depending on interest rate conditions and other factors.
The Company’s primary focus (banking, mortgage processing and insurance) continues to grow through de novo development of its branch network and subsidiary operations. The Bank opened six new full service financial centers in Raleigh and Kitty Hawk, North Carolina, Virginia Beach (2), Chesapeake and Norfolk, Virginia and opened a private banking center in Raleigh in January 2006, increasing the number of full service financial centers to twenty four. The Company generated significantly higher levels of net interest income and non-interest income in the 2006 period as compared to 2005 as a result of this expansion. These increases were partially offset by increases in non-interest expenses and income taxes. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the financial center expansion during 2005 and 2006.
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
Total interest income increased to $52.5 million for the nine months ended September 30, 2006, a $25.3 million or 93.3% increase from the $27.1 million earned in the same nine months of 2005. Total interest income benefited from strong growth in the level of average earning assets and an 14 basis point improvement in net interest margin. Average total interest-earning assets increased $349.5 million, or 60.7%, for the first nine months of 2006 as compared to the first nine months of 2005, while the average yield increased by 128 basis points from 6.30% to 7.58% due to the change in interest rates and the corresponding repricing of our variable rate loan representing approximately 70.0% of our total loan portfolio. Average total interest-bearing liabilities increased by $307.4 million, or 60.7%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 130 basis points from 2.88% to 4.18%. Our portfolio of CDs and interest bearing transaction accounts have repriced upwards as a result of interest rates increasing 1.5% during the last twelve months. For the nine months ended September 30, 2006, the interest rate spread was 3.40% and the net interest rate margin was 3.91%. For the nine months ended September 30, 2005, the interest rate spread was 3.42% and the net interest rate margin was 3.77%.
Provision for Loan Losses. The Company recorded a $2.6 million provision for loan losses in the first three quarters of 2006, representing an increase of $1.2 million from the $1.4 million provision made in the first nine months of 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the first three quarters of both 2006 and 2005, the provision for loan losses was made principally in response to growth in loans and changes in the above factors. Loans outstanding increased by $229.4 million in the current nine month period and by $208.5 million in the first nine months of 2005. The Company’s level of nonperforming assets has increased by $222,000 since December 31, 2005. At September 30, 2006 and December 31, 2005, respectively, the allowance for loan losses was $8.7 million and $6.3 million, representing 0.97% and 0.94%, respectively, of loans outstanding. Other than the nonaccrual loans listed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.
Non-Interest Income. Non-interest income totaled $6.7 million for the nine months ended September 30, 2006 as compared with $5.7 million for the nine months ended September 30, 2005, an increase of $1.0 million or 17.3%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage and brokerage operations. Non-interest income was negatively affected for the first nine months as a result the loss of $1.4 million related to the interest rate swap. The change in the fair value of the swap decreased non-interest income by $1.0 million for the year, recovering from a low of $2.9 million for the first six months of the year primarily as a result of favorable LIBOR swap interest rate conditions during the third quarter. The market value of the interest rate swap can be volatile from quarter to quarter, and thus can effect net income positively or negatively depending on interest rate conditions and other factors. Excluding the interest rate swap adjustment, non-interest income increased by $2.4 million. The increase was related to increases of $801,000 in service charges on deposit accounts, $312,000 in income from insurance operations, $299,000 in income from mortgage operations, $69,000 from bank owned life insurance, $87,000 from brokerage operations and $570,000 from gain on sale of securities. The increase in service fees and charges resulted principally from the Company’s growth in transaction deposit accounts from period to period from its expanding financial center network. BOLI income increased as a result of purchasing $7.0 million of additional BOLI in July of this year. The increase in mortgage revenue is the result of launching our new mortgage operation Gateway Financial Mortgage, Inc., during the second quarter of this year. Non-interest income included no gain on sale of loans in the first nine months of 2006 as compared with $127,000 for the first nine months of 2005. Other income increased primarily as a result of an increase in the volume of check card fees.
Non-Interest Expenses. Non-interest expenses totaled $25.4 million for the nine months ended September 30, 2006, an increase of $9.0 million or 54.5% over the $16.4 million reported for the first nine months of 2005. Substantially all of this increase resulted from the Bank’s growth and franchise development, and reflects the additional expenses in the current three quarters associated with new hires. For the nine months, personnel costs increased by $4.4 million as a result of 85 new hires over the past 12 months, or 54.1% to $12.5 million from $8.1 million, while the costs of occupancy, equipment and data processing costs increased by $2.3 million, or 57.7% to $6.3 million from $4.0 million. The increase in other expenses of $2.3 million was primarily related to an increase of $668,000 in promotion expenses related to the Haberfeld deposit program, $140,000 of postage and printing expenses, and $401,000 in professional expenses.
Provision for Income Taxes. The Company’s effective tax rate was approximately 33% for the nine months ended September 30, 2006 and 2005. As a result of the Company’s sustained pattern of profitability, we expect our tax rate to remain near the level incurred so far this year. Deferred tax assets have increased primarily due to increases in our loan loss provision.

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

	For the Nine Months Ended September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$801,057	$48,167	8.04%	$490,060	$24,683	6.73%
Interest-earning deposits	3,001	110	4.90%	4,592	114	3.32%
Investment securities available for sale:
Taxable	105,524	3,587	4.54%	70,498	2,034	3.86%
Tax-exempt	6,941	181	3.49%	5,857	142	3.24%
FHLB/FRB stock	8,685	410	6.31%	4,741	163	4.60%

Total interest-earning assets	925,208	52,455	7.58%	575,748	27,136	6.30%

Other assets	86,490			64,936

Total assets	$1,011,698			$640,684

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$237,321	5,599	3.15%	$174,890	2,436	1.86%
Time deposits	445,347	14,618	4.39%	243,087	5,923	3.26%
Short-term borrowings	51,886	2,163	5.57%	37,951	881	3.10%
Long-term borrowings	79,380	3,048	5.13%	50,639	1,674	4.42%

Total interest-bearing liabilities	813,934	25,428	4.18%	506,567	10,914	2.88%

Demand deposits	90,506			67,467
Other liabilities	4,198			1,253
Stockholders’ equity	103,060			65,397

Total liabilities and stockholders’ equity	$1,011,698			$640,684

Net interest income and interest rate spread		$27,027	3.40%		$16,222	3.42%

Net interest margin			3.91%			3.77%

Ratio of average interest-earning assets to average interest-bearing liabilities	113.67%			113.66%

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

	Nine Months Ended
	September 30, 2006 vs. September 30, 2005
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$17,182	$6,302	$23,484
Interest-earning deposits	(49)	45	(4)
Investment securities available for sale:
Taxable	1,101	452	1,553
Tax-exempt	27	12	39
Other interest and dividends	161	86	247

Total interest income	18,422	6,897	25,319

Interest expense:
Deposits:
Savings, NOW and money market	1,171	1,991	3,162
Time deposits	5,784	2,912	8,696
Short-term borrowings	452	830	1,282
Long-term borrowings	1,027	347	1,374

Total interest expense	8,434	6,080	14,514

Net interest income increase	$9,988	$817	$10,805

Liquidity and Capital Resources
The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at September 30, 2006, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $147.2 million, with $94.5 million outstanding, federal funds lines of credit with other financial institutions in the amount of $56.5 million, with $35.0 million outstanding.
Total deposits were $834.1 million and $646.3 million at September 30, 2006 and December 31, 2005, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits and borrowings as a source of funds. Time deposits are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At September 30, 2006 and December 31, 2005, time deposits represented 54.1% and 56.9%, respectively, of the Company’s total deposits. Time deposits of $100,000 or more represented 20.3% and 23.5%, respectively, of the Bank’s total deposits at September 30, 2006 and December 31, 2005. At September 30, 2006, the Company had $19.8 million in deposits from sixteen public units and $31.0 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit of the public units will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily investment grade securities issued by the federal government and its agencies, investment grade corporate securities and investment grade mortgage-backed securities.
At September 30, 2006 and September 30, 2005, the Company’s Tier 1 leverage ratio was 12.02% and 10.22%, respectively. All capital ratios place the Company and the Bank well in excess of the minimum required to be deemed well-capitalized by regulatory measures.
New Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this new standard to have a material effect on the Company’s consolidated results of operations or consolidated financial position.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entity to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating the impact of this new standard on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of this new standard on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of this statement are effective as of the end of the first fiscal year ending after December 15, 2006. We are currently evaluating the impact of this new standard on our consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this new standard on our consolidated financial statements.
In 2006 the Emerging Issues Task Force issued EITF Issue 06-4 “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in Statement 106 or Opinion 12, as appropriate. This issue is applicable for interim or annual reporting periods beginning after December 15, 2007. The Company is currently evaluating the impact that this pronouncement will have on the consolidated financial statements.
Subsequent Events
Effective October 16, 2006, we acquired an insurance agency in Chesapeake, Virginia for $588,000 through the issuance of 41,437 shares of common stock.
The Company declared a fourth quarter dividend of $0.05 per share payable on November 30, 2006 to shareholders of record at the close of business on November 15, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. The secondary market risk is the value of collateral. Real estate is used as collateral for a significant number and dollar amount of loans in our loan portfolio. The value of real estate has risen at a noticeably higher rate during the last several years. After periods of significant real estate value increases the possibility of market corrections or reductions in real estate collateral value becomes more probable, with a current cooling of real estate value. The third area of market risk is the estimate for loan loss since it is subject to changing economic conditions. As a result of the rising interest rates since mid 2004 it is anticipated that some home owners and or businesses will have difficulty timely paying the increased monthly payment of their adjustable rate mortgages.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC Filings. During the quarter, we have implemented several important changes in our internal control over financial reporting related to our accounting for derivatives. These actions included:
•	Reviewed policies and procedures related to the initiation and subsequent review of hedge strategies;

•	Engaged a qualified third-party consultant, who is considered an expert in the field of derivative accounting to provide ongoing expertise related to hedge documentation at inception and ongoing monitoring and to assist management in evaluating the appropriateness of the accounting for these transactions in accordance with Generally Accepted Accounting Principles.
There were no other material changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit #	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.0	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.

Date: November 9, 2006	By:	/s/ D. Ben Berry

D. Ben Berry President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ Theodore L. Salter

Theodore L. Salter Senior Executive Vice President and Chief Financial Officer