Form 10-K
period 2006-12-31
GATEWAY FINANCIAL HOLDINGS INC
filed 2007-03-16
CIK 1156953

U. S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended December 31, 2006
☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the transition period from                      to
Commission file number 000-33223
Gateway Financial Holdings, Inc.
(Exact name of registrant as specified in its charter)

North Carolina	56-2040581

(State of incorporation)	(IRS Employer Identification No.)

1580 Laskin Road, Virginia Beach, Virginia	23451

(Address of principal executive offices)	(Zip code)
(757) 422-4055
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act: Common Stock, no par value.
Securities registered under Section 12(g) of the Act: None.
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
large accelerated filer ☐             accelerated filer ☑            non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Act). Yes ☐       No ☑
State issuer’s revenues for its most recent fiscal year $82.4 million.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $137.4 million.
As of March 12, 2007, (the most recent practicable date), the registrant had outstanding 11,034,828 shares of common stock, no par value per share.
Documents Incorporated By Reference

	Document	Where Incorporated

1.	Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2007 to be mailed to stockholders within 120 days of December 31, 2006.	Part III

Form 10-K Table of Contents

Index		PAGE

PART I

Item 1.	Description of Business	3
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information	.

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services	.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
Exhibit 3.2
Exhibit 10.8
Exhibit 10.9
Exhibit 21
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I
ITEM 1. – DESCRIPTION OF BUSINESS
General
Gateway Financial Holdings, Inc. is a financial holding company incorporated under the laws of North Carolina to serve as the holding company for Gateway Bank & Trust Co., a North Carolina chartered commercial bank with banking and insurance agency offices in eastern and central North Carolina and eastern Virginia. The bank began operations on December 1, 1998 and, effective October 1, 2001, became our wholly owned subsidiary.
Since inception, we have aggressively pursued the primary objective of building a full-service commercial banking operation, while effectively supplementing our banking activities with other financial services intended to generate significant non-interest income. Accordingly, a key component of our growth strategy has been expanding our franchise through the opening of newly constructed financial centers and strategic financial center acquisitions. The bank serves its customers from twenty-four offices - thirteen in Virginia: Virginia Beach (7), Chesapeake (3), Suffolk, Norfolk and Emporia; and eleven in North Carolina: Elizabeth City (3), Edenton, Kitty Hawk (2), Moyock, Nags Head, Plymouth, Roper and Raleigh, and a private banking center in Raleigh. We currently intend to open three additional new financial centers in 2007, including our first financial center in Wilmington, North Carolina. In June 2006 the Company started a wholly owned loan production subsidiary named Gateway Financial Mortgage, Inc with offices in Raleigh, Elizabeth City and Kitty Hawk, North Carolina and Chesapeake, Norfolk and Virginia Beach, Virginia. On January 10, 2007 we entered into a definitive agreement to acquire The Bank of Richmond, N.A., which operates six community-banking offices in the Richmond metropolitan area and one loan production office in Charlottesville, Virginia. Consistent with our long-range strategic objectives, we will continue to consider acquisition opportunities including whole bank or financial center locations. We will also continue to explore de novo financial center opportunities in markets that we consider attractive.
The bank has three wholly-owned operating subsidiaries, each of which has contributed to our profitability. Gateway Insurance Services, Inc., an insurance agency with offices in Edenton, Hertford, Elizabeth City, Plymouth, Moyock and Kitty Hawk, North Carolina, and recently two newly acquired insurance agencies in the Hampton Roads area of Virginia to sell insurance products to businesses and individuals. Gateway Investment Services, Inc. assists bank customers in their securities brokerage activities through an arrangement with an unaffiliated broker-dealer. As prescribed by this arrangement, Gateway Investment Services earns revenue through a commission sharing arrangement with the unaffiliated broker-dealer. Gateway Financial Mortgage, Inc., provides mortgage banking services with products that are sold on the secondary market. In an ongoing effort to create significant sources of non-interest income, we will continue to look for ways to expand non-traditional banking activities in our insurance and investment services subsidiaries.
Since inception, we have concentrated our efforts on building a franchise and infrastructure that can deliver and sustain long-term profitability. We achieved our first profitable quarter during the three months ended March 31, 2001 and have now remained profitable in twenty consecutive quarters, producing net income of $2.0 million in 2004, $3.9 million in 2005, and $5.3 million during the twelve months ended December 31, 2006. While we anticipate continued profitability, future expansion activity can be expected to generate significant additional costs that can negatively impact earnings as we pursue our growth strategies.
Market Area and Growth Strategy
Our current market area consists of the following four geographic regions: (1) the Greater Metropolitan Hampton Roads area of Virginia; (2) the geographically contiguous Northeastern coastal region of North Carolina, including the Outer Banks; (3) Southeastern North Carolina (includes Wilmington); and (4) Central North Carolina (includes Raleigh). The Greater Metropolitan Hampton Roads area, which includes the cities of Norfolk, Virginia Beach, Suffolk and Chesapeake, is the second largest urban concentration in the southern United States with a 2005 population, estimated by the U.S. Census Bureau, of over 1.64 million. Additionally, Virginia Beach is the largest city, as measured by population, in the Commonwealth of Virginia. The Northeastern coastal region of North Carolina is a bedroom community for the Greater Metropolitan Hampton Roads area and the Outer Banks includes such prime vacation areas as Corolla, Duck, Kitty Hawk, Kill Devil Hills, Manteo, Nags Head, and Southern Shores. According to the Environmental Systems Research Institute (“ESRI”), a leading national demographic forecaster, the projected population growth from 2005 to 2010 in the Greater Hampton Roads and Northeastern North Carolina banking markets is 7.8% compared to 6.3% for the entire United States.

The Raleigh-Cary Metropolitan area is the 51st largest metropolitan area in the United States with a 2005 population, estimated by the U.S. Census Bureau, of almost 950 thousand. According to ESRI, the MSA of Raleigh has a projected population growth of 15.8% from 2005 to 2010. Richmond, Virginia, the market area for the Bank of Richmond, is the 45th largest metropolitan area in the United States with a 2005 population, estimated by the U.S. Census Bureau, of almost 1.18 million.
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
We intend to achieve our primary goal of maximizing long-term returns to stockholders by focusing on the following objectives:
•
Emphasize relationship banking. We have been successful in building client relationships because our regional model enables us to deliver products and services that are comparable to that of our largest competitors and high customer service levels that are most commonly associated with a community bank. Each of the bank’s four regions has its own President whose knowledge of the region, presence in the community and ability to make prompt credit decisions, strengthens our ability to develop local relationships. We typically render commercial loan decisions within 48 hours and retail loans within an hour. Localized decision making and personalized customer service form the core of our relationship banking strategy, and we plan to maintain this approach as we continue to grow in both our existing markets and additional markets

•
Grow organically in our existing markets. Our markets have been subject to significant bank consolidation. We believe there is a large customer base in our markets that prefers doing business with a local institution and may be dissatisfied with the service received from larger regional and super-regional banks. By providing our customers with personalized service and a big bank product suite, we expect to continue our strong growth. We believe the success of our strategy is evidenced by the growth of our deposits from approximately $115.7 million at December 31, 2001 to approximately $923.7 million at December 31, 2006, and net loans, which increased from approximately $105.8 million at December 31, 2001 to approximately $985.2 million at December 31, 2006.

•
Expand franchise in high growth markets. We will actively consider both acquisitions and de novo financial center opportunities in existing and new market areas. Since December 31, 2001, we have successfully integrated four acquired financial centers and have opened sixteen de novo financial centers. We are focused on markets in central and eastern Virginia and central and eastern North Carolina that possess favorable growth characteristics and in which we have identified experienced bankers to help execute our strategy. For example, we have currently targeted the MSA of Wilmington, North Carolina, for our next financial center. According to ESRI, the MSA of Wilmington has a projected population growth of 12.3% from 2007 to 2010. In addition to the Wilmington financial center, we currently intend to open two additional new financial centers in 2007 in the Raleigh market area.

•
Grow insurance agency through acquisitions. Our independent insurance agency was created through the acquisition and integration of three independent insurance agencies. Since December 31, 2001, we have successfully integrated the further acquisitions of five insurance agencies, the Outer Banks business of another insurance agency, two insurance agencies in the fourth quarter of 2006 located in Chesapeake and Newport News, Virginia and an insurance premium finance agency. We will actively consider acquisitions in both our existing market areas and in other growing markets in eastern Virginia and eastern North Carolina that have favorable market demographics for our insurance agency subsidiary.

•
Grow non-interest income through mortgage subsidiary. During 2006, we withdrew from our relationships with third party mortgage bankers and created our own mortgage subsidiary. We will actively seek mortgage originations in both our existing market areas and in other growing markets in eastern Virginia and eastern and central North Carolina.

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

•
Continue our disciplined execution. We believe our success as a banking organization depends on a disciplined approach to originating loans and monitoring the performance of our loan portfolio. Despite our growth, we have consistently maintained strong asset quality. We believe our strong asset quality is the result of conservative underwriting standards, experienced loan officers and the strength of the local economies in which we operate. At December 31, 2006, our non-performing assets as a percentage of total assets were 0.27% and our ratio of net charge-offs to average loans was 0.03%. Our year-end non-performing assets as a percentage of total assets have not exceeded 0.38% in any of the past five years.

Competition
Our subsidiary bank faces considerable competition in its market areas for deposits and loans from other depository institutions. Many of the bank’s depository institution competitors have substantially greater resources, broader geographic markets, and higher lending limits than the bank and are also able to provide more services and make greater use of media advertising. In recent years, intense market demands, economic pressures, and increased customer awareness of products and services, and the availability of electronic services have forced banks to diversify their services and become more cost-effective. Also, with the elimination of restrictions on interstate banking, our bank may be required to compete with out-of-state financial institutions that are not presently in its market area. Our bank presently faces strong competition in attracting and retaining deposits and loans. Based upon FDIC data as of June 30, 2006, in the Greater Hampton Roads Metropolitan Statistical Area, there were 368 financial centers operated by 33 banking institutions with approximately $17.4 billion in deposits. Our bank’s total deposits were approximately $403.9 million in the Virginia market and $422.75 in the eastern and central North Carolina markets on that date. Based upon FDIC data as of June 30, 2006, in the Raleigh-Cary Metropolitan Statistical Area, there were 265 financial centers operated by 29 banking institutions with approximately $14.2 billion in deposits. On that date, the FDIC data indicates that the Richmond market had 376 financial centers operated by 39 banking institutions with over $36.1 billion in deposits and Bank of Richmond had almost $141.9 million in deposits on that date.
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
Other Financial Services.
Through its subsidiary, Gateway Investment Services, Inc., our bank uses a networking arrangement to make available securities brokerage products to its customers. We also offer property, casualty, life and health insurance products to businesses and individuals through our bank’s insurance subsidiary, Gateway Insurance Services, Inc. Gateway Insurance Services is an independent insurance agency that does not engage in insurance underwriting. It has offices in Edenton, Hertford, Elizabeth City, Moyock, Plymouth and Kitty Hawk, North Carolina and Chesapeake and Newport News, Virginia. Our mortgage banking subsidiary, Gateway Financial Mortgage, Inc., offers our customers a range of mortgage products that are sold on the secondary market with offices in Raleigh, Elizabeth City and Kitty Hawk, North Carolina and Chesapeake, Norfolk and Virginia Beach, Virginia.
Employees
The Company had 327 full-time equivalent employees at December 31, 2006. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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
Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2006, GFH’s Tier 1 leverage capital ratio and total capital were 11.38% and 12.99%, respectively.
The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2006, the Federal Reserve had not advised GFH of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.
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
Dividends. As a holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends received from our subsidiary bank and management fees paid by the bank. We must pay our operating expenses from funds we receive from the bank. Therefore, stockholders may receive cash dividends from us only to the extent that funds are available after payment of operating expenses. In addition, the Federal Reserve generally prohibits bank holding companies from paying cash dividends except out of operating earnings, provided that the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a North Carolina corporation, our payment of cash dividends is subject to the restrictions under North Carolina law on the declaration of cash dividends. Under such provisions, cash dividends may not be paid if a corporation will not be able to pay its debts as they become due in the usual course of business after paying such a cash dividend or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy certain liquidation preferential rights.
Change of Control. State and federal banking law restricts the amount of voting stock of a bank that a person may acquire without the prior approval of banking regulators. The Bank Holding Company Act requires that a bank holding company obtain the approval of the Federal Reserve before it may merge with a bank holding company, acquire a subsidiary bank, acquire substantially all of the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of that bank or bank holding company. The overall effect of such laws is to make it more difficult to acquire GFH by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, GFH stockholders may be less likely to benefit from rapid increases in stock prices that often result from tender offers or similar efforts to acquire control of other types of companies.
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
Loans to Insiders. Federal law also constrains the types and amounts of loans that the Bank may make to its executive officers, directors and principal stockholders. Among other things, these loans are limited in amount, must be approved by the Bank’s board of directors in advance, and must be on terms and conditions as favorable to the Bank as those available to an unrelated person.
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
Financial Centers. All banks located in North Carolina are authorized to establish financial centers statewide. Accordingly, a bank located anywhere in North Carolina has the ability, subject to regulatory approval, to establish financial center facilities near any of our facilities and within our market area. If other banks were to establish financial center facilities near our facilities, it is uncertain whether these financial center facilities would have a material adverse effect on our business.

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
Reserve Requirements. Pursuant to regulations of the Federal Reserve, the bank must maintain average daily reserves against its transaction accounts. During 2006, no reserves were required to be maintained on the first $7.8 million of transaction accounts, but reserves equal to 3.0% were required to be maintained on the aggregate balances of those accounts between $7.8 million and $48.3 million, and additional reserves were required to be maintained on aggregate balances in excess of $48.3 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2007, no reserves will be required to be maintained on the first $8.5 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $8.5 million and $45.8 million, and additional reserves are required on aggregate balances in excess of $45.8 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2006, the Bank met its reserve requirements.
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
Dividends. All dividends paid by the Bank are paid to GFH, the sole stockholder of the Bank. The general dividend policy of the Bank is to pay dividends at levels consistent with maintaining liquidity and preserving applicable capital ratios and servicing obligations. The dividend policy of the Bank is subject to the discretion of the board of directors of the Bank and will depend upon such factors as future earnings, financial condition, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.

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
Deposit Insurance. The Bank’s deposits are insured up to $100,000 per insured non-IRA account and up to $250,000 per IRA account by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. During 2006, the FDIC approved a new risk-based assessment system for deposit insurance. It is expected that all banks will pay assessments under this revised system, while under the previous system, certain banks deemed not to pose a threat to the deposit insurance system did not pay any assessments. The FDIC determines the Bank’s deposit insurance assessment rates on the basis of four risk categories. Under the revised assessment rate schedule, the Bank’s assessment will range from 0.02 to 0.04% at the lowest assessment category up to a maximum assessment of 0.40% of the Bank’s average deposit base, with the exact assessment determined by the Bank’s assets, its capital and the FDIC’s supervisory opinion of its operations. The insurance assessment rate may change periodically. Increases in the assessment rate may have an adverse effect on the Bank’s operating results. The FDIC has the authority to terminate deposit insurance.
Future legislation and regulations.
GFH’s management and the Bank’s management cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof. Any change in applicable law or regulation, state or federal, may have a material adverse effect on their business.
ITEM 1A – RISK FACTORS
An investment in our common stock involves risks. Stockholders should carefully consider the risks described below in conjunction with the other information in this Form 10K and information incorporated by reference in this Form 10K, including our consolidated financial statements and related notes. If any of the following risks or other risks which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. This could cause the price of our stock to decline, and stockholders could lose part or all of their investment. This Form 10K contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in our forward-looking statements.
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

•	our ability to finance an acquisition and possible ownership and economic dilution to our current shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.
We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock, and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any future mergers or acquisition, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.
If the value of real estate in our core market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.
With most of our loans concentrated in the Greater Metropolitan Hampton Roads area of Virginia and the coastal and eastern Piedmont region of North Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.
In addition to the financial strength and cash flow characteristics of the borrower in each case, the bank often secures loans with real estate collateral. At December 31, 2006, approximately 86.3% of the bank’s loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
An inadequate allowance for loan losses would reduce our earnings and capital.
Our loan losses could exceed the allowance for loan losses we have set aside. Our average loan size continues to increase. Reliance on historic loan loss experience may not be indicative of future loan losses. Approximately 70.0% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of our loan collateral and problems affecting the credit of our borrowers.
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
Since the end of 2004, our loan portfolio has grown by approximately $613 million. It is difficult to assess the future performance of this part of our loan portfolio due to the recent origination of these loans. Industry experience shows that it takes several years for loan difficulties to become apparent. We can give no assurance that these loans will not become non-performing or delinquent, which could adversely affect our future performance.
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
We intend to continue to build market share through our de novo financial center strategy. We currently intend to open three additional new financial centers in 2007, including our first financial center in Wilmington, North Carolina. There are considerable costs involved in opening financial centers. New financial centers generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our new financial centers can be expected to negatively impact our earnings for some period of time until the financial centers reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new financial centers. Finally, we have no assurance our new financial centers will be successful even after they have been established.
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
Because substantially all of our loans are with customers and businesses located in the coastal areas of Virginia and the coastal and eastern Piedmont region of North Carolina, catastrophic events, including natural disasters, such as hurricanes which historically have struck the east coast of the United States with some regularity, or terrorist attacks, could disrupt our operations. Any of these natural disasters or other catastrophic events could have a negative impact on most or all of our offices and customer base, as well as the strength of our loan portfolio. Even though we carry business interruption insurance policies, make contingency plans and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.
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
The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank and financial holding companies, our cost of compliance could adversely affect our ability to operate profitably. The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we may experience greater compliance costs.
Our directors and executive officers own a significant portion of our common stock
Our directors and executive officers, as a group, beneficially owned approximately 16.0% of our outstanding common stock as of December 31, 2006 (24.0% upon the exercise of outstanding vested options). As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.
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
Our investment in certain derivative investments may result in volatility in our earnings and adversely affect the market for our common stock.
We have a stand-alone derivative financial instrument in the form of an interest rate swap agreement, which derives its value from underlying interest rates. Accounting rules require that changes in the fair value of derivative financial instruments that do not qualify as hedging instruments be reported as an economic gain or loss in non-interest income. Our interest rate swap was determined not to qualify as a hedging instrument. For the three months ended September 30, 2006 a gain of approximately $1.9 million was included in non-interest income related to the change in the fair value of the interest rate swap agreement. For the three months ended December 31, 2006, a loss of approximately $212,000 was included in non-interest income related to the change in the fair value of the interest rate swap agreement. Fair value changes in this derivative can be volatile from quarter to quarter, and are primarily driven by changes in interest rates. Because the market for our common stock is affected by our earnings, the resulting volatility in our earnings may have an adverse effect on the market for our common stock.
Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We have conducted two public stock offerings since October 2004 to support our continued growth. We may at some point need to again raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.
Our future capital needs could result in dilution of your investment.
Our board of directors may determine from time to time there is a need to obtain additional capital through the issuance of additional shares of our common stock or other securities. These issuances would likely dilute the ownership interests of existing shareholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.
The trading volume in our common stock is low and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.
The average daily trading volume of our shares on The Nasdaq Global Market for the three months ended March 12, 2007 was approximately 13,000 shares. Lightly traded stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained after this transaction. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.
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
We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2006, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $30.9 million and currently intend to issue additional trust preferred securities and accompanying junior subordinated debentures to fund all or a portion of the cash portion of the transaction consideration. Payments of the principal and interest on the trust preferred securities of these special purpose trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to these special purpose trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.
Certain provisions under our Articles of Incorporation and applicable law may make it difficult for others to obtain control of our corporation even if such a change in control may be favored by some shareholders.
Certain provisions in our Articles of Incorporation and applicable North Carolina corporate and banking law may have the effect of discouraging a change of control of Gateway Financial even if such a transaction is favored by some of our shareholders and could result in shareholders receiving a substantial premium over the current market price of our shares. The primary purpose of these provisions is to encourage negotiations with our management by persons interested in acquiring control of our corporation. These provisions may also tend to perpetuate present management and make it difficult for shareholders owning less than a majority of the shares to be able to elect even a single director.
The securities of Gateway Financial are not FDIC insured.
The securities of Gateway Financial are not savings or deposit accounts or other obligations of any bank, and are not insured by the Federal Deposit Insurance Corporation, or any other governmental agency and are subject to investment risk, including the possible loss of principal.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
The Company currently operates out of the banking and insurance offices as set forth below:

	Approximate Square	Year Established/
Office Location	Footage	Acquired

Edenton - 322 South Broad Street (4)	5,400	2006
Elizabeth City – 112 Corporate Drive (6)	25,000	2006
Elizabeth City - 1145 North Road Street (1)	9,000	1999
Elizabeth City - 1404 West Ehringhaus Street (3)	2,000	2003
Elizabeth City - 400 West Ehringhaus Street (4)	5,000	2004
Elizabeth City - 802 West Ehringhaus Street (2)	3,200	2004
Hertford – 147 North Church Street (2)	2,000	2002
Kitty Hawk - 3600 Croatan Highway (1)	6,500	2002
Kitty Hawk – 5406 Croatan Highway (1)	4,200	2006
Moyock - 100 Moyock Commons Drive (4)	4,000	2004
Nags Head – 2808 S. Croatan Highway (5)	4,800	2004
Plymouth - 433 U.S. Highway 64 East (4)	5,200	2000
Raleigh – 2209 Century Drive (3)	2,500	2006
Roper - 102 W. Buncomb Street (3)	550	2000
Chesapeake - 111 Gainsbourgh Square (5)	7,200	2002
Chesapeake - 575 Cedar Road (3)	2,400	2003
Chesapeake – 1403 Greenbrier Parkway (3)	3,800	2006
Emporia – 5205 Main Street (3)	6,500	2004
Norfolk – 539 21st Street (3)	10,000	2006
Newport News – 753 Thimble Shoals Blvd (2)	2,800	2006
Suffolk – 2825 Godwin Drive (3)	3,200	2004
Virginia Beach - 4460 Corporation Lane, Suite 100 (3)	4,000	2000
Virginia Beach – 713 Independence Boulevard (3)	2,200	2003
Virginia Beach – 1580 Laskin Road (5)	7,500	2005
Virginia Beach – 641 Lynnhaven Parkway (3)	20,000	2006
Virginia Beach – 3801 Pacific Avenue (3)	1,200	2006
Virginia Beach – 2098 Princess Anne Road (3)	2,500	2005
Virginia Beach - 3001 Shore Drive (3)	2,000	2003

(1)	Includes banking, investment brokerage and insurance services.

(2)	Insurance services only.

(3)	Banking services only.

(4)	Only banking and insurance services.

(5)	Only banking and investment brokerage services.

(6)	Operations building.
The properties we own, including land, buildings and improvements, furniture, equipment and vehicles, had a net book value at December 31, 2006 of $38.5 million. In the opinion of the Company’s management, such properties are adequately covered by insurance, are in good operating condition, ordinary wear and tear excepted, and are adequate and suitable for the ordinary and regular conduct and operation of our business.
ITEM 3 – LEGAL PROCEEDINGS
The Company is aware of no material legal proceeding to which the Company or any of its subsidiaries is a party or of which any of their properties is subject.
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Market under the symbol “GBTS”. The following table sets forth the high and low published closing prices for shares of our common stock for the periods indicated. Where appropriate, prices have been adjusted for the effects of an 11-for-10 stock split in the form of a 10% stock dividend distributed June 20, 2005 to stockholders of record on May 30, 2005 and an 11-for-10 stock split in the form of a 10% stock dividend payable May 15, 2006 to holders of record as of the close of business on April 28, 2006. The last reported sales price of the common stock on March 12, 2007 was $14.43 per share. As of December 31, 2006, Gateway Bank had approximately 4,600 stockholders of record.

		High	Low	Dividend

2005	First Quarter	$15.35	$12.87	$0.02
	Second Quarter	16.73	14.07	0.02
	Third Quarter	16.29	15.43	0.02
	Fourth Quarter	16.24	14.51	0.03

2006	First Quarter	$15.74	$14.90	$0.03
	Second Quarter	15.69	14.45	0.03
	Third Quarter	15.01	14.01	0.05
	Fourth Quarter	14.73	13.95	0.05
As a holding company, we are dependent upon our subsidiary, Gateway Bank, to provide funding for our operating expenses and dividends. North Carolina banking law will permit the payment of dividends only out of retained earnings and will prohibit the payment of cash dividends if payment of the dividend would cause Gateway Bank’s surplus to be less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if Gateway Bank is undercapitalized or insolvent or if payment of the cash dividend would render Gateway Bank undercapitalized or insolvent, and no cash dividend may be paid by Gateway Bank if it is in default of any deposit insurance assessment due to the FDIC. Subject to these restrictions, our Board of Directors will consider the payment of dividends when it is deemed prudent to do so.
ITEM 6 – SELECTED FINANCIAL DATA
The information presented below is derived in part from the audited consolidated financial statements and notes thereto of the Company. This information presented below does not purport to be complete and should be read in conjunction with the Company’s consolidated financial statements appearing elsewhere in this annual report.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$73,097	$39,679	$19,632	$13,486	$10,311
Total interest expense	36,099	16,376	6,691	5,341	4,819

Net interest income	36,998	23,303	12,941	8,145	5,492
Provision for loan losses	3,400	2,200	1,425	1,200	480

Net interest income after provision for loan losses	33,598	21,103	11,516	6,945	5,012
Total non-interest income	9,270	8,067	5,857	4,485	2,826
Total non-interest expense	34,974	23,266	14,653	10,230	7,211

Income before income taxes	7,894	5,904	2,720	1,200	627
Provision for income taxes	2,625	1,965	710	-	-

Net income	$5,269	$3,939	$2,010	$1,200	$627

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Per Share Data: (1)
Net income basic	$0.49	$0.48	$0.37	$0.30	$0.16
Net income diluted	0.47	0.46	0.34	0.29	0.16
Dividends	0.16	0.09	0.02	-	-
Book value	9.99	9.46	7.98	6.20	5.98
Tangible book value	8.84	8.47	6.66	5.31	5.41

Balance Sheet Data:
Total assets	$1,207,477	$883,373	$535,728	$314,826	$231,053
Loans receivable	994,592	666,652	381,956	231,740	161,488
Allowance for loan losses	9,405	6,283	4,163	2,759	1,721
Deposits	923,725	646,262	406,259	238,452	174,663
Borrowings	166,929	134,665	63,926	50,000	31,401
Stockholders’ equity	109,640	98,744	64,318	24,971	23,968

Selected Performance Ratios:
Return on average assets	0.51%	0.58%	0.49%	0.43%	0.32%
Return on average equity	5.06%	5.77%	5.12%	4.93%	2.58%
Net interest margin (2)	3.87%	3.81%	3.59%	3.24%	3.09%
Net interest spread (3)	3.35%	3.44%	3.33%	2.98%	2.68%
Non-interest income as a percentage of net interest income and non-interest income	20.04%	25.72%	31.16%	35.51%	33.97%
Non-interest income as a percentage of average assets	0.89%	1.19%	1.44%	1.61%	1.46%
Non-interest expense to average assets	3.35%	3.43%	3.59%	3.67%	3.71%
Efficiency ratio (4)	75.80%	74.17%	77.95%	81.00%	86.69%

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Asset Quality Ratios:
Nonperforming loans to period-end loans	0.33%	0.03%	0.13%	0.52%	0.82%
Allowance for loan losses to period-end loans	0.95%	0.94%	1.09%	1.19%	1.07%
Allowance for loan losses to nonperforming loans	287.70%	3079.90%	849.59%	228.02%	129.59%
Nonperforming assets to total assets (5)	0.27%	0.02%	0.09%	0.38%	0.67%
Net loan charge-offs to average loans outstanding	0.04%	0.02%	0.01%	0.11%	0.15%

Capital Ratios: (6)
Total risk-based capital	12.99%	15.17%	17.40%	12.68%	12.51%
Tier 1 risk-based capital	12.11%	14.31%	16.41%	11.59%	11.57%
Leverage ratio	11.38%	13.73%	13.89%	9.33%	9.71%
Equity to assets ratio	9.08%	10.19%	12.01%	7.93%	10.37%

Other Data:
Number of banking offices	24	18	16	10	7
Number of full time equivalent employees	327	247	191	123	96

(1)
Restated for 11 –for- 10 stock split in 2006, Restated for 11 –for- 10 stock split in 2005, 21-for-20 stock split in 2004, 21-for-20 stock split occurring during 2003 and 11-for-10 stock split occurring during 2002.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

(3)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

(5)	Nonperforming assets consists of nonaccrual loans, restructured loans, and real estate owned, where applicable.

(6)	Capital ratios are for the Company.
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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
Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Gateway Financial Holdings, Inc. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this annual report and the supplemental financial data appearing throughout this discussion and analysis. On April 25, 2006 the Company’s Board of Directors declared an 11– for-10 stock split effected in the form of a 10% stock dividend, which was distributed May 15, 2006 to stockholders of record on April 28, 2006. On May 16, 2005 the Company’s Board of Directors declared an 11– for-10 stock split effected in the form of a 10% stock dividend, which was distributed June 20, 2005 to stockholders of record on May 30, 2005. On February 17, 2004, the Company’s Board of Directors declared a 21-for-20 stock split, to be effected in the form of a 5% stock dividend, distributed April 8, 2004 to stockholders of record on March 15, 2004. All references in this discussion and analysis to per share results and weighted average shares outstanding have been adjusted to reflect the effects of these stock splits.
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
Since inception, we have aggressively pursued the primary objective of building a full-service commercial banking operation, while effectively supplementing our banking activities with other financial services intended to generate significant non-interest income. Accordingly, a key component of our growth strategy has been expanding our franchise through the opening of newly constructed financial centers and strategic financial center acquisitions. The bank serves its customers from twenty four full-service financial centers located in Elizabeth City (3), Kitty Hawk (2), Edenton, Moyock, Nags Head, Plymouth, Raleigh and Roper, North Carolina, and Virginia Beach (7), Emporia, Norfolk, Suffolk and Chesapeake (3), Virginia. We opened two full-service financial centers in Virginia Beach during the first half of 2005. During 2006, we opened one newly constructed financial center in Kitty Hawk, North Carolina and our first financial center in Raleigh, North Carolina and we opened our first branch in Norfolk, Virginia. We also opened three full-service financial centers in our Virginia footprint, one in Virginia Beach’s oceanfront section, one in Chesapeake’s Greenbrier section, and one in the Lynnhaven section of Virginia Beach, Virginia. Consistent with our long-range strategic objectives, we will continue to consider acquisition opportunities including whole bank or financial center locations. We will also continue to explore de novo financial center opportunities in markets that we consider attractive.
The bank has three wholly-owned operating subsidiaries, which have contributed to our market presence. Gateway Insurance Services, Inc., an insurance agency with offices in Edenton, Hertford, Elizabeth City, Plymouth, Moyock, and Kitty Hawk, North Carolina and two newly acquired locations in Virginia, one in Chesapeake and one in Newport News, which sells insurance products to businesses and individuals. Gateway Investment Services, Inc. assists customers in their securities brokerage activities through an arrangement with an unaffiliated broker-dealer. As prescribed by this arrangement, Gateway Investment Services earns revenue through a commission sharing arrangement with the unaffiliated broker-dealer. In June 2006 we opened a wholly owned mortgage origination company with offices in Raleigh, Elizabeth City and Kitty Hawk, North Carolina and Norfolk and Virginia Beach, Virginia. In an ongoing effort to create significant sources of non-interest income, we will continue to look for ways to expand non-traditional banking activities in our insurance, mortgage and investment services subsidiaries.
Since inception, we have concentrated our efforts on building a franchise and infrastructure that can deliver and sustain long-term profitability. Toward that objective, and consistent with our business plans, we incurred significant operating losses from the date of our opening through December 31, 2000. We achieved our first profitable quarter during the three months ended March 31, 2001 and have now remained profitable in twenty consecutive quarters, producing net income for the past three years of $2.0 million in 2004, $3.9 million in 2005 and $5.3 million for the twelve months ended December 31, 2006. While we anticipate continued profitability, future expansion activity can be expected to generate significant additional costs that can negatively impact earnings as we pursue our growth strategies.
In addition to our banking activities, the Bank has focused on insurance, mortgage and brokerage services to develop sustainable and growth-oriented sources of non-interest income. The Bank acquired the Dowd & Twiddy Insurance Agency in January 2000 and Fidelity Insurance in January 2001. These agencies were combined to form Gateway Insurance Services, Inc., which sells insurance products to businesses and individuals. Gateway Insurance Services. maintains offices in Elizabeth City, Edenton, Hertford, Moyock, Plymouth and Kitty Hawk, North Carolina. In May 2004, Gateway Insurance Services purchased Whitehurst Insurance Agency with three financial centers in Elizabeth City, Edenton and Moyock, North Carolina. In June 2004, Gateway Insurance Services purchased Insurance Express Premium Finance to provide specialized financing of insurance premiums. In the fourth quarter of 2006 Gateway Insurance Services acquired two agencies in Virginia (The Insurance Center and C D West & Company) opening the door for further expansion in the Hampton Roads area of Virginia. In addition, the Bank organized Gateway Investment Services in September 1999 to assist customers in their securities brokerage activities through a networking arrangement with an unaffiliated broker-dealer. Through this arrangement, Gateway Investment Services earns revenues through commission sharing from the unaffiliated broker-dealer. In June 2006 we opened our wholly owned mortgage origination company in Raleigh, North Carolina with offices also in Elizabeth City, and Kitty Hawk, North Carolina and offices in Norfolk and Virginia Beach, Virginia. The Bank will continue to look for ways to expand non-traditional banking activities in its insurance subsidiary and securities networking arrangement, which create significant sources of non-interest income.
FINANCIAL CONDITION
December 31, 2006 and 2005
The Company continued its pattern of strong growth during 2006, with total assets increasing by $324.1 million, or 36.7%, to $1.2 billion at year end. This growth was principally reflected in increased loans. Total loans increased by $327.9 million, or 49.2%, from $666.7 million at the beginning of the year to $994.6 million at year end. The increase in loans was comprised principally of increases of $140.8 million, $69.3 million, $69.8 million, $16.6 million and $41.1 million, respectively, in commercial real estate loans, commercial and industrial loans, construction loans, home equity lines of credit and 1-4 family mortgage – areas of lending that the Company targets. There was a decrease in consumer loans in 2006 of $10.1 million. As of December 31, 2006, 70% of our loan portfolio was represented by commercial, industrial, real estate and construction loans. The Company maintained liquidity at what it believes to be an appropriate level, as liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale, decreased $25.6 million in the aggregate to $120.3 million, representing 10.0% of total assets, at December 31, 2006. The cash surrender value of bank owned life insurance totaled $25.1 million, or 2.1% of total assets at December 31, 2006, an increase of $7.9 million in 2006, the majority of which was related to purchasing $7.0 million additional bank owned life insurance during the third quarter. Additionally, the Company’s investment in premises and equipment increased by $8.9 million as a result of growth and expansion and costs incurred associated with opening a new operations center in Elizabeth City, a full service financial center in Kitty Hawk, North Carolina and a facility on Lynnhaven Parkway in Virginia Beach and four leased facilities in Raleigh, North Carolina and Norfolk and Virginia Beach (2), Virginia. Goodwill and other intangibles increased $2.3 million due to the acquisitions of two insurance agencies in Virginia less scheduled amortization.
Funding for the growth in assets and loans was provided by increases of $277.5 million and $32.3 million, respectively, in deposit accounts and total borrowings. Total deposit accounts increased 42.9%, from $646.3 million at December 31, 2005 to $923.7 million at December 31, 2006. Non-interest-bearing demand accounts increased by $18.8 million, or 21.1%, from $89.2 million at the beginning of the period to $108.0 million at the end of the period. Savings, money market and NOW accounts increased to $268.7 million, representing a total increase of $79.0 million or 41.6% over the $189.7 million reported at December 31, 2005. The increases in these transaction type accounts were attributable to the branch expansion under taken during 2006, the Haberfeld High Performance checking program utilized throughout the year, and the introduction of highly successful retail money market and commercial DDA sweep accounts in 2006. The Company’s product mix of demand, savings, money market, and NOW accounts of $376.7 million at December 31, 2006 represented 40.8% of total deposits at that date, down from 43.1% of total deposits at December 31, 2005. The decrease in percentage was primarily the result of increased jumbo and brokered CDs during 2006. Time deposits totaled $547.1 million at December 31, 2006 as compared to $367.4 million at December 31, 2005. Large denomination time deposits of more than $100,000 were $205.5 million, or 22.2% of total deposits at December 31, 2006 as compared with $151.4 million, or 23.5% of total deposits at December 31, 2005. The Company continues to use brokered deposits to fund growth, with such deposits increasing from $10.0 million to $95.2 million during the year, comprising 10.3% of total deposits at December 31, 2006. Brokered deposits have been used primarily to fund loans in our Wilmington loan production office and Raleigh private banking center. Although advances from the Federal Home Loan Bank of Atlanta only increased from $114.2 million to $116.0 million during the twelve months, short term borrowings decreased by $42.5 million and long term borrowings increased by $44.3 million. The refinancing of Federal Home Loan Bank advances during the year was done to take advantage of lower rates offered on the long-term advances to help curtail funding costs during the inverted yield curve environment in 2006. Federal funds purchased decreased from $5.0 million to $0.0 million during the same time period. In addition, during 2006 the Company issued $15.0 million of trust preferred securities, which provided further funding to support the franchise expansion while enhancing the regulatory capital position of the Company and its bank subsidiary.
Total stockholders’ equity increased by $10.9 million during the year, primarily due to net income for the current year of $5.3 million, proceeds of $4.4 million from the stock offering over allotment option from the prior year offering, and $2.1 million from shares issued for the acquisition of two insurance agencies, partially offset by cash dividend payment in the amount of $1.7 million. Stockholders’ equity totaled $109.6 million at December 31, 2006. Its capital ratios continue to place the Bank in excess of the minimums required to be deemed well-capitalized by regulatory measures.
NET INTEREST INCOME
Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2006, 2005, and 2004, average interest-earning assets were $956.8 million, $611.1 million, and $360.5 million, respectively. During these same years, the Company’s net interest margins were 3.87%, 3.81%, and 3.59%, respectively.

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

	For the Years Ended December 31,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$835,527	$67,517	8.08%	$523,492	$36,358	6.95%	$301,466	$17,509	5.81%
Interest-earning deposits	2,707	140	5.17%	3,668	138	3.76%	6,515	102	1.57%
Investment securities available for sale taxable	102,506	4,632	4.52%	72,579	2,731	3.76%	47,630	1,835	3.85%
Investment securities available for sale tax exempt	6,850	238	3.47%	6,327	204	3.22%	1,908	64	3.35%

FHLB/FRB stock	9,175	570	6.21%	5,038	248	4.92%	2,936	122	4.16%

Total interest-earning assets	956,765	73,097	7.64%	611,104	39,679	6.49%	360,455	19,632	5.45%

Other assets		86,553			67,916			47,244

Total assets	$1,043,318			$679,020			$407,699

Interest-bearing liabilities:
Deposits:
Savings, NOW, and money market	$245,038	7,918	3.23%	$178,577	3,579	2.00%	$118,242	1,553	1.31%
Time deposits	450,786	20,571	4.56%	267,494	9,115	3.41%	137,440	3,430	2.50%
Borrowings	145,725	7,610	5.22%	91,005	3,682	4.05%	59,758	1,708	2.86%

Total interest-bearing liabilities	841,549	36,099	4.29%	537,076	16,376	3.05%	315,440	6,691	2.12%

Demand deposits	93,346			72,369			52,218
Other liabilities	4,216			1,317			815
Stockholders’ equity	104,207			68,258			39,226

Total liabilities and stockholders’ equity	$1,043,318			$679,020			$407,669

Net interest income and interest rate spread		$36,998	3.35%		$23,303	3.44%		$12,941	3.33%

Net interest margin			3.87%			3.81%			3.59%

Ratio of average interest-earning assets to average interest-bearing liabilities	113.69%			113.78%			114.27%

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

	Year Ended			Year Ended
	December 31, 2006 vs. 2005			December 31, 2005 vs. 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$23,443	$7,716	$31,159	$14,158	$4,691	$18,849
Interest-earning deposits	(43)	45	2	(76)	112	36
Investment securities available for sale
Taxable	1,239	662	1,901	950	(54)	896
Tax-exempt	18	16	34	145	(5)	140
FHLB/FRB stock	230	92	322	95	31	126

Total interest income	24,887	8,531	33,418	15,272	4,775	20,047

Interest expense:
Deposits
Savings, NOW, and money market	1,740	2,599	4,339	1,001	1,025	2,026
Time deposits	7,305	4,151	11,456	3,839	1,846	5,685
Borrowings	2,701	1,227	3,928	1,063	911	1,974

Total interest expense	11,746	7,977	19,723	5,903	3,782	9,685

Net interest income increase	$13,141	$554	$13,695	$9,369	$993	$10,362

RESULTS OF OPERATIONS
Years Ended December 31, 2006 and 2005
Overview. The Company reported net income of $5.3 million or $.47 per diluted share for the year ended December 31, 2006, as compared with net income of $3.9 million or $.46 per diluted share for 2005, an increase of $1.3 million or 33.8% in net income, and an increase of $.01 or 2.1% in net income per diluted share. The results from operations were negatively affected during the year by the change in market value of its interest rate swap that was entered into in December 2005 to hedge the interest rate of its variable loan portfolio. The change in the fair market value of this economic hedge reduced non-interest income by $1.2 million, and in total the loss and net cash settlement on the economic hedge was $1.9 million for the year. This loss (net of taxes using a 37.5 % blended rate) reduced net income by $1.2 million or $0.11 per diluted share. The market value of the interest rate swap can be volatile from quarter to quarter, and thus can effect net income positively or negatively depending on interest rate conditions and other factors.
The Company’s primary focus continues to be on growth and development of its financial center network and subsidiary operations, sacrificing some profitability in the near term. The Bank opened our first financial center in Raleigh, North Carolina in January 2006 and Norfolk, Virginia in February 2006. In March 2006 the Bank opened another financial center in Virginia Beach, Virginia and opened a newly constructed financial center in Kitty Hawk, North Carolina in April 2006. In addition, we opened two financial centers in August, one in Chesapeake and Virginia Beach adding to our presence in those markets. These new locations increased the number of full-service financial centers to twenty four. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the financial center expansion during 2006. In 2004 interest rates obtained at or near forty year historical lows and steadily rose until June

2006. During 2006, Wall Street Journal Prime increased from 7.25% at December 31, 2005 to 8.25% at the end of June and has remained at 8.25% through December 31, 2006. The Company’s interest rate spread has increased primarily due to the Bank’s management of the interest rates on its loan and deposit portfolios while maintaining an upward growth trend. The current trend with interest rates is a flat rate environment for the first part of 2007 with uncertainty as to which direction interest rates will take later in the year.
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
Net interest income increased to $37.0 million for the year ended December 31, 2006, a $13.7 million or 58.8% increase from the $23.3 million earned during 2005. Total interest income benefited from growth in the level of average earning assets during the year. Asset growth combined with higher asset yields caused by the increase in market interest rates during periods reported contributed to this rise in income. Average total interest-earning assets increased $345.7 million, or 56.6%, for 2006 as compared to 2005, while the average yield increased by 115 basis points from 6.49% to 7.64%. Average total interest-bearing liabilities increased by $304.5 million, or 56.7% for 2006 as compared to 2005, while the average cost of interest-bearing liabilities increased by 124 basis points from 3.05% to 4.29%. Our cost of funds increased at a higher pace than our yield on interest-earning assets as a result of deposits steadily repricing at higher rates throughout the entire year, while the yield on our loan and investment portfolio has remained relatively flat for the last half of 2006 since the last increase in the fed funds in June 2006. This resulted in a 9 basis point decrease in interest rate spread. However, despite the decrease in interest rate spread, because we were able increase our interest earning assets by $41.2 million more than our interest bearing liabilities (primarily as a result of $21.0 million increase in average demand deposit accounts), our interest rate margin improved during 2006 by 6 basis points. For the year ended December 31, 2006, the net interest rate spread was 3.35% and the net interest margin was 3.87%. For the year ended December 31, 2005, the net interest spread was 3.44% and the net interest margin was 3.81%.
Provision for Loan Losses. The Company recorded a $3.4 million provision for loan losses in 2006, representing an increase of $1.2 million from the $2.2 million provision made in 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and other relevant factors. In both 2006 and 2005 the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $327.9 million in 2006 and by $284.7 million in 2005. Additionally, the 2006 provision was also increased as a result of the increase in impaired loans. At December 31, the allowance for loan losses was $9.4 million for 2006 and $6.3 million for 2005, representing .95% and .94%, respectively, of loans outstanding.
Non-Interest Income. Non-interest income totaled $9.3 million for the year ended December 31, 2006 as compared with $8.1 million for 2006, an increase of $1.2 million, or 14.9%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage banking, and brokerage networking operations. Non-interest income was negatively affected in 2006 by the loss and net cash settlement on economic hedge of $1.9 million. Of this loss, $1.2 million was related to the drop in fair market value of the economic hedge that resulted from the rise in rates primarily during the first half of 2006. The market value of the economic hedge can be volatile from quarter to quarter and thus effect non-interest income either positively or negatively depending on interest rate conditions and other factors. Excluding the effect of the economic hedge, non-interest income was $11.2 million which represented a $3.1 million or 38.7% increase during 2005.
The 2006 increases were broad based and include $986,000 in service charges on deposit accounts, $495,000 in income from insurance operations, $88,000 in income from brokerage operations, $185,000 from bank owned life insurance, $748,000 from mortgage operations, $560,000 from gain on the sale of securities and $396,000 from other service fee income. The increase in service charges was a direct result of the increase in the number of deposit accounts opened during 2006 that came from the financial center expansion and Haberfeld High Performance Checking program. The increase in insurance operations resulted also from the franchise expansion, growth in lines of business, and the two insurance company acquisitions made in the fourth quarter of 2006. The increase in brokerage revenues resulted from expanding our brokerage services into Virginia during the first quarter with the hiring of an experienced broker in

Virginia Beach. The increase in income from bank owned life insurance was the result of purchasing an additional $7.0 million of bank owned life insurance during the third quarter of 2006. During mid 2006 the bank dissolved its 49% ownership of Gateway First Mortgage, LLC (“Gateway First”) which provided mortgage banking services to the Bank and to other lenders and replaced it with our wholly owned mortgage subsidiary, Gateway Financial Mortgage, Inc., which accounted for the increase in mortgage revenues in 2006 as compared with the prior year.
Non-Interest Expenses. Non-interest expenses totaled $35.0 million for the year ended December 31, 2006, an increase of $11.7 million or 50.3% over the $23.3 million reported for 2005. In comparison, total assets averaged $1.0 billion for 2006, an increase of 53.7% over average total assets of $679.0 million for the year ended December 31, 2005. Substantially all of the increase in non-interest expenses resulted from the Company’s growth and franchise expansion, and reflects the additional expenses in the current year associated with the opening of six new financial centers, increasing the number of full-service banking locations to twenty four; a private banking center, launching a new mortgage subsidiary, opening a new state of the art operations center, starting two new loan production offices, and making two insurance agency acquisitions. Eighteen of the twenty four financial centers were fully operational throughout 2006 and sixteen of the eighteen financial centers were fully operational throughout all of 2005. As a result of such expansion, personnel costs increased by $5.7 million, or 49.2%, the costs of occupancy, data processing and equipment costs increased by $3.0 million or 53.9%, and other non-interest expenses increased by $3.0 million or 49.1%. The increase in other expense included $1.03 million of expenses related to the Haberfeld High Performance Checking account program in 2006 (there were none of these expenses in 2005), and an increase of $237,000 related to other promotional and advertising costs, increased franchise taxes related to Virginia financial center expansion of $500,000, increased consulting and professional costs of $318,000, and increased travel and business development expenses of $340,000. Despite these higher expenses as a percentage of average total assets, total non-interest expenses decreased to 3.35% for 2006 from 3.43% for 2005.
Income Taxes. Income tax expense was $2.6 million for 2006 as compared with $2.0 million for 2005. The Company’s effective tax rate for both tax years was approximately 33.3%. As a result of the Company’s sustained pattern of profitability we expect our tax rate to remain near this level in 2007. Deferred taxes increased primarily due to increases in our allowance for loan losses and the unrealized loss related to our economic hedge.
RESULTS OF OPERATIONS
Years Ended December 31, 2005 and 2004
Overview. The Company reported net income of $3.9 million or $.46 per diluted share for the year ended December 31, 2005, as compared with net income of $2.0 million or $.34 per diluted share for 2004, an increase of $1.9 million or 96.0% in net income, and an increase of $.12 or 35.3% in net income per diluted share. The Company’s primary focus continues to be on growth and development of its financial center network and subsidiary operations, sacrificing some profitability in the near term. During 2005 the Bank opened two new financial centers, one located on Laskin Road and the other on Princess Anne Road in Virginia Beach, Virginia in March and April, respectively. The Bank also opened a newly constructed financial center in Moyock, North Carolina in December 2004. In October 2004 the Bank purchased three financial centers in Emporia and Suffolk, Virginia and Elizabeth City, North Carolina from Provident Bank of Maryland. These new locations increased the number of full-service financial centers to eighteen. The Company has incurred additional non-interest expenses both as a result of growth from period to period, and also as a result of staff additions and other costs incurred as a result of the financial center expansion during 2005. In 2004 interest rates obtained at or near forty year historical lows. During 2005, Wall Street Journal Prime increased from 5.25% at December 31, 2004 to 7.25% at December 31, 2005. The Company’s interest rate spread has increased primarily due to the Bank’s management of the interest rates on its loan and deposit portfolios while maintaining an upward growth trend.
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
Net interest income increased to $23.3 million for the year ended December 31, 2005, a $10.4 million or 80.1% increase from the $12.9 million earned during 2004. Total interest income benefited from strong growth in the level of average earning assets during the year. Asset growth combined with higher asset yields caused by the increase in market interest rates during periods reported contributed to this rise in income. Average total interest-earning assets increased $250.6 million, or 69.5%, for 2005 as compared to 2004, while the average yield increased by 104 basis points from 5.45% to 6.49%. Average total interest-bearing liabilities increased by $221.6 million, or 70.3% for 2005 as compared to 2004, while the average cost of interest-bearing liabilities increased by 93 basis points from 2.12% to 3.05%. This resulted in an 11 basis point improvement in interest rate spread and also resulted in an improvement in interest rate margin. For the year ended December 31, 2005, the net interest rate spread was 3.44% and the net interest margin was 3.81%. For the year ended December 31, 2004, the net interest spread was 3.33% and the net interest margin was 3.59%.
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
Non-Interest Income. Non-interest income totaled $8.1 million for the year ended December 31, 2005 as compared with $5.9 million for 2004, an increase of $2.2 million, or 37.7%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage banking, and brokerage networking operations. The 2005 increases were broad based and include $808,000 in service charges on deposit accounts, $556,000 in income from insurance operations, $193,000 in income from brokerage operations, $278,000 from bank owned life insurance, and $364,000 in income from other service fee income. The Bank owned a 49% of Gateway First Mortgage, LLC (“Gateway First”) which provided mortgage banking services to the Bank and to other lenders. The increases in income from insurance and brokerage operations resulted from growth in those lines of business.
Non-Interest Expenses. Non-interest expenses totaled $23.3 million for the year ended December 31, 2005, an increase of $8.6 million or 58.8% over the $14.7 million reported for 2004. In comparison, total assets averaged $679.0 million for 2005, an increase of 66.5% over average total assets of $407.7 million for the year ended December 31, 2004. Substantially all of the increase in non-interest expenses resulted from the Company’s growth and development, and reflects the additional expenses in the current year associated with the opening of new financial centers in March and April 2005, increasing the number of full-service banking locations to eighteen. Sixteen of the eighteen financial centers were fully operational throughout 2005 and ten of the sixteen financial centers were fully operational throughout all of 2004. As a result of such expansion, personnel costs increased by $3.7 million, or 47.8%, the costs of occupancy and equipment increased by $1.7 million or 59.2%, and other non-interest expenses increased by $2.8 million or 85.0%. The Company’s data processing increased by $335,000 or 55.3%. As a percentage of average total assets, total non-interest expenses decreased to 3.43% for 2005 from 3.59% for 2004.
Income Taxes. Income tax expense was $2.0 million for 2005 and $710,000 for 2004 as a result of the recognition of deferred tax assets, generated in prior years, that had previously been offset by a valuation allowance. During the years ended December 31, 2004, the Company utilized all remaining net operating loss carryforwards created during our first three fiscal years.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 2006, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $230.0 million, with $116.0 million outstanding secured by commercial loans and federal funds lines of credit with five other financial institutions in the aggregate amount of $61.5 million of which there were no advances. The Company also utilizes the wholesale brokered CD market to fund liquidity on an as needed basis.
Total deposits were $923.7 million and $646.3 million at December 31, 2006 and 2005, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits have been built, the Company has relied significantly on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At December 31, 2006, time deposits represented 59.2% of the Company’s total deposits, up from 56.9% of total deposits at December 31, 2005. Certificates of deposit of $100,000 or more represented 22.2% and 23.5%, respectively, of the Bank’s total deposits at December 31, 2006 and 2005. At December 31, 2006, the Company had $95.2 million in brokered time deposits, representing 10.3% of total deposits at that date, up from 1.5% of total deposits at December 31, 2005. The bank has primarily used brokered deposits to fund its loan production offices and private banking center. While the Company will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.
Management anticipates that the Company will rely primarily upon customer deposits, loan repayments, current earnings, brokered deposits, and as necessary, additional borrowings, to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, corporate securities, and mortgage-backed securities.
At December 31, 2006 and 2005, the Company’s tangible equity to asset ratio was 8.04% and 10.0%, respectively. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The regulatory capital position of both the Company and the Bank was enhanced during December 2005 with the issuance of $30.0 million in common stock and the over allotment exercised in 2006 by the underwriter resulting in an additional $4.4 million in capital. In May 2006, the Company issued $15.0 million of trust preferred securities that qualify, subject to certain limitations, as Tier 1 capital. The Company’s Tier 1 capital ratio at
December 31, 2006 and 2005 was 12.11% and 14.31%, respectively.
CAPITAL RATIOS
The Bank is subject to minimum capital requirements. See “SUPERVISION AND REGULATION.” As the following table indicates, at December 31, 2006, the Bank exceeded regulatory capital requirements.

	At December 31, 2006
	Actual	Minimum	Well-Capitalized
	Ratio	Requirement	Requirement

Total risk-based capital ratio	12.28%	8.0%	10.0%
Tier 1 risk-based capital ratio	11.39%	4.0%	6.0%
Leverage ratio	10.62%	4.0%	5.0%
Management expects that the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2006.

	Payments Due by Period
		On Demand
		Or Within			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)

Federal funds purchased	$-	$-	$-	$-	$-
FHLB advances	116,000	14,500	5,000	76,500	20,000
Reverse purchase agreements	20,000	-	-	10,000	10,000
Junior subordinated debentures	30,929	-	-	-	30,929
Lease obligations	20,291	1,553	2,746	2,531	13,461
Deposits	923,725	905,999	13,281	4,445	-

Total contractual cash obligations	$1,110,945	$922,052	$21,027	$93,476	$74,390

The following table reflects other commitments of the company outstanding as of December 31, 2006.

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)

Undisbursed home equity credit lines	$53,274	$53,274	$-	$-	$-
Other commitments and credit lines	174,885	174,885	-	-	-
Undisbursed portion of construction loans	27,965	27,965	-	-	-
Standby letters of credit	6,187	6,187	-	-	-
Construction projects	16,500	16,500	-	-	-

Total other commitments	$278,811	$278,811	$-	$-	$-

In the normal course of business, the Company may enter into purchase agreements for goods or services. In management’s opinion, the dollar amount of such agreements at December 31, 2006 is not material and has not been included in the above table.
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
Based on the results of the income simulation model as of November 30, 2006, the Company would expect a decrease in net interest income of $1.4 million if interest rates increase from current rates by 200 basis points and a decrease in net interest income of $2.1 million if interest rates decrease from current rates by 200 basis points.
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
The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006 which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate swap with a notional value of $150 million and an expiration in December 2008, has been shown in the over 12 month column. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2006
		Over 3	Total
	3 Months	Months to	Within	Over 12
	or Less	12 Months	12 Months	Months	Total
	(Dollars in thousands)

Interest-earning assets:
Loans	$478,428	$56,202	$534,630	$459,962	$994,592
Interest-earning deposits	4,717	-	4,717	-	4,717
Investment securities available for sale	7,266	5,923	13,189	80,286	93,475
FHLB/FRB stock	-	-	-	10,579	10,579

Total interest-earning assets	$490,411	$62,125	$552,536	$550,827	$1,103,363

Percentage of total interest-earning assets	44.44%	5.64%	50.08%	49.92%	100.00%
Cumulative percentage to total interest- earning assets	44.44%	50.08%	50.08%	100.00%	100.00%

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$268,658	$-	$268,658	$-	$268,658
Time	258,154	271,181	529,335	17,725	547,060
Borrowings	100,429	-	100,429	66,500	166,929

Total interest-bearing liabilities	$627,241	$271,181	$898,422	$84,225	$982,647

Percentage of total interest-bearing liabilities	63.83%	27.60%	91.43%	8.57%	100.00%
Cumulative percentage of total interest- bearing liabilities	63.83%	91.43%	91.43%	100.00%	100.00%

Interest sensitivity gap	$(136,830)	$(209,056)	$(345,886)	$466,602	$120,716

Cumulative interest sensitivity gap	$(136,830)	$(345,886)	$(345,886)	$120,716	$120,716

Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(12.40)%	(31.35)%	(31.35)%	10.94%	10.94%

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	78.19%	61.50%	61.50%	112.28%	112.28%
The table illustrates that if assets and liabilities reprice in the time intervals indicated in the table, the Company is liability sensitive within twelve months, and asset sensitive thereafter. As stated above, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that interest-bearing demand accounts, money market accounts and savings accounts are immediately sensitive to movements in rates, the Company expects that in a changing rate environment the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets which are considered to be immediately sensitive. Additionally, certain assets have features which restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Company places primary emphasis on its income simulation model when managing its exposure to changes in interest rates.
CRITICAL ACCOUNTING POLICIES
The preparation of the Company’s audited consolidated financial statements and the information included in management’s discussion and analysis is governed by policies that are based on accounting principles generally accepted in the United States of America and general practices within the banking industry. Among the more significant policies are those that govern accounting for loans and allowance for loan losses, stock based compensation, derivatives and goodwill. These policies are discussed in Note B of the “Notes To Consolidated Financial Statements” included in this Annual Report.
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
Management considers the established allowance adequate to absorb losses that relate to loans outstanding at December 31, 2006, although future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions may be required. For further information on the allowance for loan losses, see “Financial Condition” in Management’s Discussion and Analysis and Note D of the “Notes to Consolidated Financial Statements” included in this Annual Report.
Goodwill. Goodwill is not amortized but is tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include adverse changes in legal factors, business climate, unanticipated competition, change in regulatory environment or loss of key personnel.
The Company tests for impairment in accordance with SFAS No. 142. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. The fair value of a reporting unit is computed using one or a combination of the following three methods: income, market value or cost method. The income method uses a discounted cash flow analysis to determine fair value by considering a reporting unit’s capital structure and applying a risk-adjusted discount rate to forecast earnings based on a capital asset pricing model. The market value method uses recent transaction analysis or publicly traded comparable analysis for similar assets and liabilities to determine fair value. The cost method assumes the net assets of a recent business combination accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in the value. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of impairment test will be performed. In the second step, the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.
Stock Compensation Plans. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows flows, rather than as a reduction of taxes paid, which is included within operating cash flows.
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
OFF-BALANCE SHEET ARRANGEMENTS
Information about the Company’s off-balance sheet risk exposure is presented in Note K to the accompanying consolidated financial statements. As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, except as otherwise disclosed in Note G to the accompanying consolidated financial statements, the Company is not involved in any unconsolidated SPE transactions.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note B to the consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.
LENDING ACTIVITIES
General. The Company provides to its customers a full range of short- to medium-term commercial and industrial, real estate, agricultural, Small Business Administration guaranteed, Farmers Home Administration guaranteed, mortgage, construction and consumer loans, both secured and unsecured.
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

	At December 31,
	2006		2005
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)

Commercial & industrial	$150,070	15.1%	$80,816	12.1%
Real estate – construction	183,831	18.5%	114,018	17.1%
Real estate – commercial mortgage	362,322	36.4%	221,526	33.2%
Real estate – 1-4 family mortgage	108,498	10.9%	82,987	12.4%
Consumer	88,744	8.9%	98,881	14.8%
Mortgage loans held for sale	15,576	1.6%	-	-%
Home equity lines of credit	85,882	8.6%	69,246	10.4%

Subtotal	994,923	100.0%	667,474	100.0%

Less: Allowance for loan losses	(9,405)		(6,283)
Unamortized net deferred (fees) costs	(331)		(822)

Net loans	$985,187		$660,369

	At December 31,
	2004		2003
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)

Commercial & industrial	$69,075	18.0%	$52,554	22.7%
Real estate – construction	131,431	34.4%	55,970	24.2%
Real estate – commercial mortgage	90,197	23.6%	68,094	29.3%
Real estate – 1-4 family mortgage	51,768	13.5%	32,191	13.9%
Consumer	10,641	2.8%	10,458	4.5%
Home equity lines of credit	29,350	7.7%	12,615	5.4%

Subtotal	382,462	100.0%	231,882	100.0%

Less: Allowance for loan losses	(4,163)		(2,759)
Unamortized net deferred (fees) costs	(506)		(142)

Net loans	$377,793		$228,981

	At December 31,
	2002
		Percent
	Amount	of Total
	(Dollars in thousands)

Commercial	$42,767	26.5%
Real estate – construction	22,861	14.2%
Real estate – commercial mortgage	48,362	29.9%
Real estate – 1-4 family mortgage	31,957	19.8%
Consumer	7,707	4.7%
Home equity lines of credit	7,834	4.9%

Subtotal	161,488	100.0%

Less: Allowance for loan losses	(1,721)
Unamortized net deferred (fees) costs	-

Net loans	$159,767

The following table presents, at December 31, 2006, (i) the aggregate maturities or repricings of loans in the named categories of the Company’s loan portfolio and (ii) the aggregate amounts of such loans maturing or repricing after one year by fixed and variable rates:

	Within 1 Year	1-5 Years	After 5 Years	Total
	(Dollars in thousands)

Commercial and industrial	$84,989	$56,882	$8,199	$150,070
Real estate – construction	126,664	51,201	5,966	183,831

Total	$211,653	$108,083	$14,165	$333,901

Fixed rate loans				$66,477
Variable rate loans				55,772

				$122,249

Commercial & Industrial Loans. Commercial business lending is a primary focus of the Company’s lending activities. At December 31, 2006, the Company’s commercial loan portfolio equaled $150.1 million or 15.1% of total loans, as compared with $80.8 million or 12.1% of total loans at December 31, 2005. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Company also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Company requires personal guarantees and secondary sources of repayment.
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
At December 31, 2006, the Company’s residential one to four family loans amounted to $108.5 million or 10.9% of total loans as compared with $83.0 million or 12.4% of total loans at December 31, 2005. The Company’s residential mortgage loans are secured by properties located within the Company’s market area. Some of the one to four family residential mortgage loans that the Company makes are originated for the account of third parties, either through the Bank or Gateway Financial Mortgage. Such loans are booked as loans held for resale until the loan is sold. At December 31, 2006 such loans aggregated $15.6 million or 1.6% of total loans. The Company receives a fee for each such loan originated, with such fees included in income from mortgage operations which aggregated $1.6 million for the year ended December 31, 2006 and $836,000 for the year ended December 31, 2005. The Company anticipates that it will continue to be an active originator of residential loans.
The Company has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans equaled $362.3 or 36.4% of total loans at December 31, 2006 and $221.5 million or 33.2% of total loans at December 31, 2005. This lending has involved loans secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Company requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.
The Company originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. Real estate construction loans amounted to $183.8 million or 18.5% of total loans at December 31, 2006 and $114.0 million or 17.1% of total loans at December 31, 2005. The Company generally receives a pre-arranged permanent financing commitment from an outside entity prior to financing the construction of pre-sold homes. The Company lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Company also makes commercial real estate construction loans, generally for owner-occupied properties. The Company further endeavors to limit its construction lending risk through adherence to established underwriting procedures. Also, the Company generally requires documentation of all draw requests and utilizes loan officers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Company requires personal guarantees and secondary sources of repayment on construction loans.
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

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Nonaccrual loans	$3,269	$204	$490	$1,210	$1,328
Restructured loans	-	-	-	-	-

Total nonperforming loans	3,269	204	490	1,210	1,328

Real estate owned	-	-	-	-	230

Total nonperforming assets	$3,269	$204	$490	$1,210	$1,558

Accruing loans past due 90 days or more	$-	$-	$-	$-	$-
Potential problem loans	-	-	-	-	-
Allowance for loan losses	9,405	6,283	4,163	2,759	1,721
Nonperforming loans to period end loans	0.33%	0.03%	0.13%	0.52%	0.82%
Allowance for loan losses to period end loans	0.95%	.94%	1.09%	1.19%	1.07%
Allowance for loan losses to nonperforming loans	287.70%	3,079.90%	849.59%	228.02%	129.59%
Nonperforming assets to total assets	0.27%	0.02%	0.09%	0.38%	0.67%
Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by management in assessing the adequacy of our allowance for loan losses. At December 31, 2006, we had $3.3 million of nonaccrual loans. Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2006 the Company had no real estate owned.
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
We use our risk grading program, as described under “Asset Quality,” to facilitate our evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers and reviewed by Credit Administration, and tested as part of the periodic loan audit by independent, outside professionals experienced in loan review work. The testing program includes an evaluation of a sample of new loans, large loans, loans that are identified as having potential credit weaknesses, loans past due 90 days or more, and nonaccrual loans. We strive to maintain our loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of our market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. We have no foreign loans and we do not engage in significant lease financing or highly leveraged transactions.
We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss. Reserves are allocated based on management’s judgment and historical experience.
Loans classified as “substandard” are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some losses if the deficiencies are not corrected. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss, the estimated loss is calculated and charged off against the allowance for loan losses. In addition to the above classification categories, we also categorize loans based upon risk grade and loan type, estimating an allowance allocation based upon each homogenous loan pool.
Growth in loans outstanding has, throughout our history, been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among our major loan categories. Between December 31, 1999 and December 31, 2006, the range of each major category of loans as a percentage of total loans outstanding is as follows: real estate secured mortgage loans – 6.6% to 48.9%; construction loans – 8.4% to 34.4%; commercial and industrial loans –15.1% to 57.2%; loans to individuals – 2.8% to 14.8%; and home equity lines of credit – 4.9% to 10.3%. For all fiscal years through 2006, our net loan charge-offs in each year were no more than .15% of average loans outstanding. Because of this sustained trend of low loss experience, and based upon our assessment of probable loss, we have set our allowance for loan losses at December 31, 2006 at $9.4 million, representing .95% of total loans outstanding, which is consistent with .94% at December 31, 2005.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. We make specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. A portion of allowance assigned to each pool of loans contains estimated components based on historical data, economic trends, peer group analysis, past due analysis, interest rate trends, unemployment trends, inflation rates and the unseasoned segment of the loan portfolio. A portion of the allowance is intended to reserve for the inherent risk in the portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established the allowance for loan losses in conformity with generally accepted accounting principles (SFAS 5 and SFAS 114) in conjunction with guidance issued by the Securities Exchange Commission (i.e. SAB 102), there can be no assurance that regulators, in reviewing our portfolio, will not require an increase or decrease in our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.
The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

	At December 31,
	2006		2005
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial & industrial	$1,979	15.1%	$881	12.1%
Real estate – construction	3,191	18.5%	2,149	17.1%
Real estate – mortgage	2,514	48.9%	1,724	45.6%
Consumer	907	8.9%	989	14.8%
Home equity lines of credit	814	8.6%	540	10.4%
Unallocated	–	–	–	–

Total	$9,405	100.0%	$6,283	100.0%

	At December 31,
	2004		2003
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial & industrial	$667	18.0%	$683	22.7%
Real estate – construction	1,577	34.4%	672	24.2%
Real estate – mortgage	1,477	37.1%	1,102	43.2%
Consumer	128	2.8%	125	4.5%
Home equity lines of credit	294	7.7%	139	5.4%
Unallocated	20	–	38	–

Total	$4,163	100.0%	$2,759	100.0%

	At December 31,
	2002
		% of Total
	Amount	Loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial	$482	26.5%
Real estate – construction	229	14.2%
Real estate – mortgage	803	49.7%
Consumer	77	4.7%
Home equity lines of credit	78	4.9%
Unallocated	52	-

Total	$1,721	100.0%

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding.
The following table sets forth for the periods indicated information regarding changes in the Company’s allowance for loan losses:

	At or for the Years Ended December 31,
	2006	2005	2004	2003	2002
		(Dollars in thousands)

Balance at beginning of period	$6,283	$4,163	$2,759	$1,721	$1,435

Charge-offs:
Commercial	(42)	-	-	(195)	(146)
Real estate	-	-	-	-	(18)
Consumer	(263)	(87)	(174)	(20)	(30)
Home equity lines of credit	-	-	-	-	-

Total charge-offs	(305)	(87)	(174)	(215)	(194)

Recoveries:
Commercial	3	-	125	1	-
Real estate	-	-	-	-	-
Consumer	24	7	28	-	-
Home equity lines of credit	-	-	-	-	-

Total recoveries	27	7	153	1	-

Net charge-offs	(278)	(80)	(21)	(214)	(194)

Allowance for loan losses on loans purchased	-	-	-	52	-

Provision for loan losses charged to operations	3,400	2,200	1,425	1,200	480

Balance at end of period	$9,405	$6,283	$4,163	$2,759	$1,721

Ratio of net loan charge-offs to average loans outstanding	0.04%	0.02%	0.01%	0.11%	0.15%
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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
December 31, 2005
U.S. government agencies	$36,900	$-	$922	$35,978
Corporate debt/equity securities	8,415	403	10	8,808
Mortgage-backed securities	42,748	9	616	42,141
Municipal securities	6,612	14	78	6,548

	$94,675	$426	$1,626	$93,475

December 31, 2005
U.S. government agencies	$42,555	$-	$1,327	$41,228
Corporate debt/equity securities	6,619	1,373	117	7,875
Mortgage-backed securities	67,935	13	581	67,367
Municipal securities	7,372	18	87	7,303

	$124,481	$1,404	$2,112	$123,773

December 31, 2004
U.S. government agencies	$43,709	$6	$471	$43,244
Corporate debt/equity securities	2,613	49	1	2,661
Mortgage-backed securities	40,408	146	86	40,468
Municipal securities	6,239	17	21	6,235

	$92,969	$218	$579	$92,608

The following table summarizes the amortized costs, fair values and weighted average yields, based on amortized cost, of securities available-for-sale at December 31, 2006, by contractual maturity groups:

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
Securities available for sale:	(Dollars in thousands)
U.S. Government agencies:
Due within one year	$6,002	$5,923	3.51%
Due after one but within five years	30,898	30,055	3.58%

	36,900	35,978	3.57%

Corporate debt/equity securities:
Due within one year	6,862	7,266	5.68%
Due after one but within five years	1,553	1,542	5.81%

	8,415	8,808	5.70%

Mortgage-backed securities:
Due after one but within five years	996	967	3.09%
Due after ten years	41,752	41,174	5.09%

	42,748	42,141	5.04%

Municipal securities:
Due after one but within five years	1,814	1,768	3.75%
Due after five but within ten years	1,432	1,418	4.99%
Due after ten years	3,366	3,362	5.85%

	6,612	6,548	5.10%

Total securities available for sale:
Due within one year	12,864	13,189	4.71%
Due after one but within five years	35,261	34,332	3.68%
Due after five but within ten years	1,432	1,418	4.99%
Due after ten years	45,118	44,536	5.15%

	$94,675	$93,475	4.54%

The Company does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2006 there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company’s stockholders’ equity.
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

	At December 31,
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
			(Dollars in thousands)
Interest-bearing NOW, money market and savings accounts	$245,038	3.23%	$178,577	2.00%	$118,242	1.31%

Time deposits	450,786	4.56%	267,494	3.41%	137,440	2.50%

Total interest-bearing deposits	695,824	4.09%	446,071	2.85%	255,682	1.95%

Demand and other non-interest-bearing deposits	93,346		79,901		52,218

Total average deposits	$789,170	3.61%	$525,972	2.41%	$307,900	1.62%

The following table sets forth at the dates indicated the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2006:

At December 31, 2006
(Dollars in thousands)
Remaining maturity:
Less than three months	$76,844
Over three months through six months	73,336
Over six months through one year	50,515
Over one year through three years	3,232
Over three years through five years	1,525

Total	$205,452

Borrowings
As additional sources of funding, the Company uses advances from the Federal Home Loan Bank of Atlanta under a line of credit equal to 25% of the Bank’s total assets ($301.9 million at December 31, 2006). Outstanding advances at December 31, 2006 were as follows:

	Interest
Maturity	Rate	2006	2005
February 27, 2006	5.45%	$-	$200,000
March 17, 2010	5.71%	1,500,000	1,500,000
November 10, 2010	5.43%	5,000,000	5,000,000
January 24, 2012	3.88%	-	5,500,000
October 23, 2006	3.89%	-	5,000,000
April 21, 2008	4.22%	5,000,000	5,000,000
April 25, 2012	4.85%	10,000,000	10,000,000
May 19, 2010	3.88%	-	10,000,000
June 24, 2010	3.88%	-	10,000,000
July 23, 2012	4.85%	10,000,000	10,000,000
November 22, 2006	4.58%	-	52,000,000
October 4, 2011	4.35%	20,000,000	-
October 24, 2011	4.35%	5,000,000	-
August 8, 2011	4.56%	35,000,000	-
November 23, 2007	5.50%	14,500,000	-
September 1, 2011	4.49%	10,000,000	-

		$116,000,000	$114,200,000

Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2006 advances are secured by investment securities available for sale with a fair value of $24.1 million and by loans with a carrying amount of $205.6 million, which approximates market value. The Company has a maximum borrowing availability from FHLB equal to 25% of total assets.
In addition, the Company may purchase federal funds through five unsecured federal funds lines of credit with correspondent banks aggregating $61.5 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate (5.50% at December 31, 2006). The Company had no balance outstanding at December 31, 2006 and $5.0 million outstanding on these lines of credit as of December 31, 2005. The maximum amounts outstanding under these lines of credit at any month-end during 2006 and 2005 were $35.0 million and $17.5 million, respectively. The average amounts outstanding under these lines of credit were $11.0 million for 2006 and $4.3 million for 2005.
We also entered into two reverse repurchase agreements in 2006 pursuant to a master repurchase agreement. Each repurchase agreement is for $10.0 million, and is collateralized with mortgage backed securities with a similar fair market value. The first repurchase agreement, dated August 1, 2006 has a five year term. The interest rate on this agreement was 4.49% from August 1, 2006 through November 1, 2006. The interest rate was fixed at 4.99% on November 1, 2006 until it is repurchased by the counterparty on August 1, 2011. The agreement is callable by the counterparty on a quarterly basis. The second repurchase agreement, dated August 1, 2006 has a seven year term with a repurchase date of August 1, 2013. The interest rate of this agreement was 4.55% from August 1, 2006 through February 1, 2007, at which time it will adjust to a variable rate of 9.85% minus three month LIBOR, not to exceed 5.85%, for the duration of the contract. The agreement is callable by the counterparty on a quarterly basis.
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
In May of 2006, $15.0 million of trust preferred securities were placed through Gateway Capital Statutory Trust III (the “Trust”). The Trust issuer has invested the total proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to the 3 month LIBOR plus 1.50%. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on or after May 30, 2011, in whole or in part. Redemption is mandatory at May 30, 2036. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.
The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Board of Governors of the Federal Reserve issued a final rule stating that trust preferred securities will continue to be included in Tier 1 capital, subject to stricter quantitative and qualitative standards. For Bank Holding Companies, trust preferred securities will continue to be included in Tier 1 capital up to 25% of core capital elements (including trust preferred securities) net of goodwill less any associated deferred tax liability.
ITEM 8 – FINANCIAL STATEMENTS
GATEWAY FINANCIAL HOLDINGS, INC. & SUBSIDIARY
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Gateway Financial Holdings, Inc.
Virginia Beach, Virginia
We have audited the accompanying consolidated balance sheets of Gateway Financial Holdings, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gateway Financial Holdings, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2007, expressed unqualified opinions on both management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Financial Holdings, Inc. and subsidiary at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Greenville, North Carolina
March 14, 2007

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

		2006	2005
ASSETS		(In thousands, except share data)

Cash and due from banks		$22,077	$18,475
Interest-earning deposits in other banks		4,717	3,668
Investment securities available for sale, at fair value (Note C)		93,475	123,773

Loans (Note D)		994,592	666,652
Allowance for loan losses (Note D)		(9,405)	(6,283)

	NET LOANS	985,187	660,369

Accrued interest receivable		8,742	5,883
Stock in Federal Reserve Bank, at cost		3,609	2,097
Stock in Federal Home Loan Bank of Atlanta, at cost		6,970	6,208
Premises and equipment, net (Note E)		38,456	29,551
Intangible assets, net (Note Q)		4,163	2,891
Goodwill (Notes N and Q)		8,452	7,456
Bank-owned life insurance		25,051	17,187
Other assets		6,578	5,815

	TOTAL ASSETS	$1,207,477	$883,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand		$108,007	$89,162
Savings		7,249	8,347
Money market and NOW		261,409	181,337
Time (Note F)		547,060	367,416

	TOTAL DEPOSITS	923,725	646,262

Short term borrowings (Note G)		14,500	62,000
Long term borrowings (Note G)		152,429	72,665
Accrued expenses and other liabilities		7,183	3,702

	TOTAL LIABILITIES	1,097,837	784,629

Commitments (Notes D and K)

Stockholders’ Equity (Notes J and M)
Preferred stock, 1,000,000 shares authorized, none issued		–	–
Common stock, no par value, 20,000,000 shares authorized, 10,978,014 and 9,493,440 shares issued and outstanding at December 31, 2006 and 2005, respectively		101,669	94,109
Retained earnings		8,708	5,113
Deferred compensation – restricted stock		–	(43)
Accumulated other comprehensive loss		(737)	(435)

	TOTAL STOCKHOLDERS' EQUITY	109,640	98,744

	TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	$1,207,477	$883,373

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005 and 2004

		2006	2005	2004
		(Amounts in thousands, except
		per share data)
INTEREST INCOME
Interest and fees on loans		$67,517	$36,358	$17,509
Investment securities available for sale
Taxable		4,632	2,731	1,835
Tax-exempt		238	204	64
Interest-earning bank deposits		140	138	102
Other interest and dividends		570	248	122

	TOTAL INTEREST INCOME	73,097	39,679	19,632

INTEREST EXPENSE
Money market, NOW and savings deposits		7,918	3,579	1,553
Time deposits (Note F)		20,571	9,115	3,430
Short-term borrowings		2,429	1,140	404
Long-term borrowings		5,181	2,542	1,304

	TOTAL INTEREST EXPENSE	36,099	16,376	6,691

	NET INTEREST INCOME	36,998	23,303	12,941

PROVISION FOR LOAN LOSSES (Note D)		3,400	2,200	1,425

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES		33,598	21,103	11,516

NON-INTEREST INCOME
Service charges on deposit accounts		3,294	2,308	1,500
Mortgage operations		1,584	836	872
Insurance operations		2,883	2,388	1,832
Brokerage operations		744	656	463
Gain on sale of securities		842	282	159
Loss on disposition of premises & equipment		(292)	—	—
Gain on sale of membership interest in mortgage company		—	—	281
Loss and net cash settlement on economic hedge (Note R)		(1,918)	—	—
Income from bank-owned life insurance		864	679	401
Other service charges and fees		1,019	623	259
Other		250	295	90

	TOTAL NON-INTEREST INCOME	9,270	8,067	5,857

NON-INTEREST EXPENSE
Personnel costs		17,287	11,583	7,838
Occupancy and equipment		6,865	4,592	2,884
Data processing fees		1,652	941	606
Other (Note I)		9,170	6,150	3,325

	TOTAL NON-INTEREST EXPENSE	34,974	23,266	14,653

	INCOME BEFORE INCOME TAXES	7,894	5,904	2,720

INCOME TAXES (Note H)		2,625	1,965	710

	NET INCOME	$5,269	$3,939	$2,010

NET INCOME PER COMMON SHARE
Basic		$.49	$.48	$.37

Diluted		$.47	$.46	$.34

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands)

Net income	$5,269	$3,939	$2,010

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	351	(67)	(489)
Tax effect	(127)	26	188
Reclassification of gains recognized in net income	(842)	(282)	(159)
Tax effect	316	109	62

Total other comprehensive loss	(302)	(214)	(398)

Comprehensive income	$4,967	$3,725	$1,612

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004

				Deferred	Accumulated
			Retained	Compensation	Other	Total
	Common Stock		Earnings	- Restricted	Comprehensive	Stockholders’
	Shares	Amount	(Deficit)	Stock	Income (Loss)	Equity
	(Amounts in thousands, except share data)
Balance at December 31, 2003	3,167,542	$24,896	$(102)	$-	$177	$24,971
Net income		-	2,010		-	2,010
Other comprehensive loss	-	-	-	-	(398)	(398)
Shares issued in exercise of common stock warrants	1,320,817	12,111	-	-	-	12,111
Shares issued in subsidiary acquisition	38,013	503	-	-	-	503
Shares issued from options exercise	39,517	311	-	-	-	311
Issuance of common stock	1,932,000	24,915	-	-	-	24,915
Shares issued in 21-for-20 stock split effected as a 5% stock dividend	161,184	-	-	-	-	-
Cash dividends ($.02 per share)	-	-	(95)	-	-	(95)
Cash paid for fractional shares	-	(10)	-	-	-	(10)

Balance at December 31, 2004	6,659,073	62,726	1,813	-	(221)	64,318
Net income	-	-	3,939	-	-	3,939
Other comprehensive loss	-	-	-	-	(214)	(214)
Restricted stock awards	10,230	133	-	(133)	-	-
Unearned compensation	-	-	-	90	-	90
Issuance of shares pursuant to dividend reinvestment plan	9,025	147	-	-	-	147
Shares issued from options exercise	142,159	1,225	-	-	-	1,225
Issuance of common stock	2,000,000	29,855	-	-	-	29,855
Shares issued in 11-for-10 stock split effected as a 10% stock dividend	671,740	-	-	-	-	-
Tax benefits from the exercise of options	-	12	-	-	-	12
Sale of common stock	1,213	11	-	-	-	11
Cash dividends ($0.09 per share)	-	-	(631)	-	-	(631)
Cash paid for fractional shares	-	-	(8)	-	-	(8)

Balance at December 31, 2005	9,493,440	94,109	5,113	(43)	(435)	98,744
Net income	-	-	5,269	-	-	5,269
Other comprehensive loss	-	-	-	-	(302)	(302)
Issuance of restricted stock awards	12,500	-	-	-	-	-
Stock based compensation related to restricted stock	-	171	-	-	-	171
Stock based compensation related to stock options	-	51	-	-	-	51
Adjustment to deferred compensation for the adoption of SFAS No. 123 (R)	-	(43)	-	43	-	-
Issuance of shares pursuant to dividend reinvestment plan	32,573	515	-	-	-	515
Shares issued for subsidiary acquisitions	143,966	2,088	-	-	-	2,088
Shares issued from options exercise	13,763	102	-	-	-	102
Shares issued upon exercise of overallotment option	300,000	4,383	-	-	-	4,383
Shares issued in 11 for 10 stock split effected as a 10% stock dividend	981,772	-	-	-	-	-
Tax benefits from the exercise of options	-	293	-	-	-	293
Cash dividends ($0.16 per share)	-	-	(1,674)	-	-	(1,674)

Balance at December 31, 2006	10,978,014	$101,669	$8,708	$-	$(737)	$109,640

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,269	$3,939	$2,010
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	361	379	130
Depreciation and amortization	2,444	1,761	1,310
Loss on market value of economic hedge	1,225	-	-
Deferred income taxes	(1,319)	(185)	(308)
Realized gain on available-for-sale securities	(842)	(282)	(159)
Income from bank-owned life insurance	(864)	(680)	(401)
Realized gain on sale of loans	(56)	(127)	-
Proceeds from sale of loans	799	2,536	-
Proceeds from sale of mortgage loans held for sale	58,593	-	-
Mortgage loan originations held for sale	(74,169)	-	-
Realized loss on sale of foreclosed real estate	-	-	-
Realized (gain) loss on sale of premises and equipment	292	(6)	14
Provision for loan losses	3,400	2,200	1,425
Stock based compensation	222	-	-
Deferred compensation – restricted stock	-	90	-
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(2,859)	(3,186)	(1,396)
(Increase) decrease in other assets	(171)	(1,360)	92
Increase in accrued expenses and other liabilities	2,594	1,526	(252)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(5,081)	6,605	2,465

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(7,621)	(58,113)	(87,212)
Maturities and calls of available-for-sale securities	15,055	5,106	3,685
Proceeds from sale of available-for-sale securities	23,133	21,540	33,935
Net increase in loans from originations and repayments	(313,385)	(287,185)	(149,605)
Proceeds from sale of bank premises and equipment	6	234	209
Purchase of premises and equipment	(11,528)	(12,408)	(6,033)
Purchase of Federal Reserve Bank stock	(1,512)	(1,375)	-
Purchase of Federal Home Loan Bank stock	(762)	(3,887)	(271)
Purchase of bank owned life insurance	(7,000)	-	(9,000)
Net cash received in financial center and subsidiary acquisitions	-	-	117,361

NET CASH USED BY INVESTING ACTIVITIES	(303,614)	(336,088)	(96,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	277,463	240,003	41,001
Net increase (decrease) in short-term borrowings	(47,500)	21,339	1,600
Net increase (decrease) in long term borrowings	64,300	49,400	4,861
Proceeds from issuance of junior subordinated debentures	15,464	-	7,217
Proceeds from exercise of stock options	102	1,237	311
Proceeds from issuance of common stock	4,383	29,866	24,915
Proceeds from the conversion of common stock warrants	-	-	12,111
Proceeds from dividend reinvestment	515	147	-
Cash paid for dividends	(1,674)	(631)	(95)
Tax benefit from the exercise of stock options	293	-	-
Cash paid for fractional shares	-	(8)	(10)

NET CASH PROVIDED BY FINANCING ACTIVITIES	313,346	341,353	91,911

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,651	11,870	(2,555)

CASH AND CASH EQUIVALENTS, BEGINNING	22,143	10,273	12,828

CASH AND CASH EQUIVALENTS, ENDING	$26,794	$22,143	$10,273

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$34,656	$15,689	$6,788

Income taxes paid	$3,723	$748	$1,220

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Unrealized holding gains (losses) on available-for-sale securities, net	$(302)	$(214)	$(398)

Deconsolidation of grantor trust	$-	$-	$248

Fair value of assets acquired through business combinations	$2,740	$-	$127,523

Fair value of common stock issued in business combinations	$2,088	$-	$503

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE A - ORGANIZATION AND OPERATIONS
Gateway Bank & Trust Co. (the “Bank”) was incorporated November 24, 1998 and began banking operations on December 1, 1998. Effective October 1, 2001, the Bank became a wholly-owned subsidiary of Gateway Financial Holdings, Inc. (the “Company”), a financial holding company whose principal business activity consists of the ownership of the Bank, Gateway Capital Statutory Trust I, and Gateway Capital Statutory Trust II, and Gateway Capital Statutory Trust III.
The Bank is engaged in general commercial and retail banking in Northeastern North Carolina and in the Tidewater area of Southeastern Virginia, operating under state banking laws and the rules and regulations of the Federal Reserve System and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.
The Bank has three wholly-owned subsidiaries, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, Gateway Insurance Services, Inc., an independent insurance agency with offices in Edenton, Hertford, Elizabeth City, Moyock, Plymouth and Kitty Hawk, North Carolina and Chesapeake and Newport News, Virginia and Gateway Financial Mortgage, Inc. with offices in Raleigh, Elizabeth City and Kitty Hawk, North Carolina and Norfolk and Virginia Beach, Virginia.
The Company formed Gateway Capital Statutory Trust I in 2003, Gateway Capital Statutory Trust II in 2004 and Gateway Capital Statutory Trust III in 2006, all of which are wholly owned by the Company, to facilitate the issuance of trust preferred securities totaling $8.0 million, $7.0 million and $15.0 million, respectively. Adoption of FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities resulted in the deconsolidation of these trust preferred subsidiaries. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts were included in long-term borrowings and the Company’s equity interest in the trusts was included in other assets. The deconsolidation of the trusts did not materially impact net income.
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
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Gateway Financial Holdings, Inc. and Gateway Bank & Trust Co., and its three wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
December 31, 2006, 2005 and 2004

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
Mortgage Loans Held for Sale
The Company originates single family, residential first mortgage loans on a pre-sold basis. Loans held for sale are carried at the lower of cost or fair value in the aggregate as determined by outstanding commitments from investors. The Company issues a rate lock commitment to a customer and concurrently “locks in” with a secondary market investor under a best efforts delivery system. Within several weeks of closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms. The Company recognizes certain origination and service release fees upon the sale, which are included in mortgage operations which is part of non-interest income in the consolidated statement of operations.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When loans become classified as non-accrual loans interest accrual is discontinued.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Allowance for Loan Losses
The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management’s internal review of the loan portfolio. Loans are considered impaired when it is probable amounts will not be collected in accordance to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if collateral dependent. If the recorded investment in the loan (including accrued and unpaid interest) exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Bank to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.
Foreclosed Real Estate
Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value less estimated cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations of the property are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense.
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
Federal Home Loan Bank and Federal Reserve Bank Stock
As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank (“FRB”). These investments are carried at cost. Due to the redemption provisions of these entities, the Company estimated that fair value equals cost and that these investments were not impaired at December 31, 2006.
Intangible Assets
Intangible assets include goodwill and other identifiable assets, such as core deposit premiums, resulting from acquisitions. Core deposit premiums are amortized primarily on a straight-line basis over a ten-year life based upon historical studies of core deposits. Intangible assets related to insurance agency acquisitions are amortized over the expected life of the book of business acquired. Goodwill is not amortized but is tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include adverse changes in legal factors, business climate, unanticipated competition, change in regulatory environment or loss of key personnel.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Intangible Assets (Continued)
The Company tests for impairment in accordance with SFAS No. 142. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. The fair value of a reporting unit is computed using one or a combination of the following three methods: income, market value or cost method. The income method uses a discounted cash flow analysis to determine fair value by considering a reporting unit’s capital structure and applying a risk-adjusted discount rate to forecast earnings based on a capital asset pricing model. The market value method uses recent transaction analysis or publicly traded comparable analysis for similar assets and liabilities to determine fair value. The cost method assumes the net assets of a recent business combination accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in the value. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of impairment test will be performed. In the second step, the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.
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
Comprehensive Income
The Company reports as comprehensive income all changes in stockholders’ equity during the year from sources other than stockholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses on investment securities available for sale.
Mortgage Operations
The Bank originates single family, residential first mortgage loans on a presold basis. For a portion of the year, such loans were closed by a third party and therefore are not shown in the Company’s consolidated financial statements. The Bank recognizes certain origination and service release fees upon the sale, which are included in non-interest income on the statements of operations under the caption “Mortgage operations.” Also included under this caption is income derived from investments in certain mortgage companies. During the year the bank ceased using a third party to close such loans after it opened its wholly owned mortgage subsidiary, Gateway Financial Mortgage, Inc. These originations were closed by our mortgage company with the related fees and expenses recorded in the consolidated financial statements.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock Compensation Plans
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows flows, rather than as a reduction of taxes paid, which is included within operating cash flows.
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
The Company has three share-based compensation plans in effect at December 31, 2006. The compensation cost that has been charged against income for those plans was approximately $222,000 for the twelve months ended December 31, 2006. During 2006 the Company recorded tax benefits totaling $293,000 related to options exercises.
The adoption of SFAS 123R and its fair market value cost recognition provisions are different from the provisions used SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase (decrease)) of the adoption of 123R is presented below:

	2005	2004
	(Amounts in thousands,
	except per share data)

Net income:
As reported	$3,939	$2,010
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,748	1,429

Pro forma	$2,191	$581

Basic net income per share:
As reported	$0.48	$0.37
Pro forma	0.27	0.11

Diluted net income per share:
As reported	$0.46	$0.34
Pro forma	0.26	0.10
For purposes of this pro-forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
The basic and diluted weighted average shares outstanding are as follows:

	2006	2005	2004
Weighted average outstanding shares used for basic EPS	10,811,980	8,214,118	5,419,300

Plus incremental shares from assumed exercise of:
Stock options	293,166	339,275	272,411
Restricted stock	16,557	2,619	-
Warrants	-	-	216,359

Weighted average outstanding shares used for diluted EPS	11,121,703	8,556,012	5,908,070

On February 27, 2004, the Company’s Board of Directors declared a 21-for-20 stock split, effected in the form of a 5% stock dividend, which was distributed April 8, 2004 to stockholders of record on March 15, 2004. On May 16, 2005, the Company’s Board of Directors declared a 11-for-10 stock split, effected in the form of a 10% stock dividend, which was distributed June 20, 2005 to stockholders of record on May 30, 2005 This year our Board of Directors declared an 11-for-10 stock split, effected in the form of a 10% stock dividend, which was distributed May 15, 2006 to stockholders of record on April 28, 2006. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect the effects of these stock splits.
There were no adjustments required to be made to net income in the computation of diluted earnings per share. For the years ended December 31, 2006, 2005 and 2004, there were 162,250, 126,000, and 464,000 options, respectively, that were antidilutive since the exercise price for these options exceeded the average market price of the Company’s common stock for the year.
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
The Company utilizes interest rate swap agreements to convert a portion of its variable rate loans to a fixed rate economic hedge. Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged.
Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires that changes in the fair market value of derivative financial instruments that do not qualify for hedge accounting treatment be reported as an economic gain or loss in non-interest income.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements
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
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entity to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating the impact of this new standard on our consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 123(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of this statement are effective as of the end of the first fiscal year ending after December 15, 2006. We have determined that the impact of this new standard on our consolidated financial statements does not have a material effect.
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have determined that the impact of our tax liability is immaterial to our consolidated financial statements.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

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
SAB 108 – In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statements misstatements.
Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement – including the reversing effect of prior year misstatements – but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements.
In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over-methods.
SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of October 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The effects of adopting the provisions of SAB 108 does not have a material impact on our consolidated financial statements.
EITF 06-5 – The EITF reached a consensus at its September 2006 meeting regarding EITF 06-5, Accounting for Purchases of Life Insurance Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4. The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. This EITF outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company has not yet evaluated the effects of this EITF.
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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Reclassifications
Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.
NOTE C - INVESTMENT SECURITIES
The following is a summary of the securities portfolio by major classification:

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)
Securities available-for-sale:
U. S. government securities and obligations of U.S. government agencies	$36,900	$-	$922	$35,978
Corporate debt/equity securities	8,415	403	10	8,808
Mortgage-backed securities	42,748	9	616	42,141
Municipal securities	6,612	14	78	6,548

	$94,675	$426	$1,626	$93,475

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Amounts in thousands)
Securities available-for-sale:
U. S. government securities and obligations of U.S. government agencies	$42,555	$-	$1,327	$41,228
Corporate debt/equity securities	6,619	1,373	117	7,875
Mortgage-backed securities	67,935	13	581	67,367
Municipal securities	7,372	18	87	7,303

	$124,481	$1,404	$2,112	$123,773

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2006 and December 31, 2005. For available for sale securities, the unrealized losses relate to fifteen U.S. government securities and obligations of U.S. government agencies, three corporate debt securities, seventeen municipal securities and eleven mortgage-backed securities. All investment securities with unrealized losses are considered by management to be temporarily impaired given the credit ratings on these investment securities and management’s intent and ability to hold these securities until recovery. Should the Company decide in the future to sell securities in an unrealized loss position, or determine that impairment of any securities is other than temporary, irrespective of a decision to sell, an impairment loss would be recognized in the period such determination is made.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE C - INVESTMENT SECURITIES (Continued)

	2006
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$-	$-	$35,978	$922	$35,978	$922
Corporate	-	-	1,542	10	1,542	10
Mortgage-backed securities	21,749	302	7,989	314	29,738	616
Municipal securities	1,313	12	2,924	66	4,237	78

Total temporarily impaired securities	$23,062	$314	$48,433	$1,312	$71,495	$1,626

	2005
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$-	$-	$40,727	$1,327	$40,727	$1,327
Corporate	981	58	472	59	1,453	117
Mortgage-backed securities	9,216	260	8,545	321	17,761	581
Municipal securities	3,937	52	2,089	35	6,026	87

Total temporarily impaired securities	$14,134	$370	$51,833	$1,742	$65,967	$2,112

Proceeds from maturities, sales and calls of investment securities during the years ended December 31, 2006, 2005 and 2004 were $38.2 million, $26.6 million and $37.6 million, respectively. From those transactions, the Company realized gross gains of $842,000, $333,000 and $171,000 and gross losses of $0, $52,000 and $12,000 in 2006, 2005 and 2004, respectively.
The amortized cost and fair values of securities available-for-sale at December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Due within one year	$12,864	$13,190
Due after one year through five years	35,261	34,331
Due after five years through ten years	1,432	1,418
Due after ten years	45,118	44,536

	$94,675	$93,475

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE C - INVESTMENT SECURITIES (Continued)
For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.
Securities with an amortized cost of $51.2 million and a fair value of $50.3 million were pledged to secure FHLB advances and public monies on deposit as required by law at December 31, 2006.
NOTE D - LOANS
A summary of the balances of loans follows:

	December 31,
	2006	2005
	(Dollars in thousands)

Commercial	$150,070	$80,816
Real estate – construction	183,831	114,018
Real estate – commercial mortgage	362,322	221,526
Mortgage loans held for sale	15,576	—

Real estate – 1-4 family mortgage	108,498	82,987
Consumer	88,744	98,881
Home equity lines of credit	85,882	69,246

Subtotal	994,923	667,474

Less: Allowance for loan losses	(9,405)	(6,283)

Unamortized net deferred fees	(331)	(822)

Net loans	$985,187	$660,369

Loans are primarily made in central and eastern North Carolina and the Tidewater area of Southeastern Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans and loans to individuals can be affected by the local economic conditions. Non-accrual loans, all of which are considered to be impaired, at December 31, 2006 and 2005 consisted of loans of approximately $3.3 million and $204,000, respectively, that were more than 90 days delinquent and on which the accrual of interest had ceased. The average recorded investment in non-accrual loans was approximately $1.3 million, $252,000 and $840,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Interest income that would have been recorded on non-accrual loans totaled $70,000 $141,000 and $138,000 for the years ended December 31, 2006, 2005 and 2004. The total amount of impaired loans as of December 31, 2006 and 2005 was $4.1 million and $318,000, respectively. The allowance for loan losses allocated to these impaired loans was $902,000 and $120,000.
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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE D - LOANS (Continued)
A summary of related party loan transactions is as follows (in thousands):

2006

Balance at beginning of year	$35,464
Additions	33,402
Loan repayments	(18,492)

Balance at end of year	$50,374

At December 31, 2006, commitments to extend credit to directors, executive officers and their related interests consisted of unused lines of credit totaling $16.0 million.
An analysis of the allowance for loan losses follows:

	2006	2005	2004
	(Amounts in thousands)

Balance at beginning of year	$6,283	$4,163	$2,759

Provision charged to operations	3,400	2,200	1,425

Allowance for loan losses on loans purchased	-	-	-

Charge-offs	(305)	(87)	(174)
Recoveries	27	7	153

Net charge-offs	(278)	(80)	(21)

Balance at end of year	$9,405	$6,283	$4,163

     NOTE E - PREMISES AND EQUIPMENT
Following is a summary of premises and equipment at December 31, 2006 and 2005:

	2006	2005
	(Amounts in thousands)

Land	$4,799	$2,942
Furniture and equipment	9,692	6,692
Vehicles	763	617
Buildings and improvements	25,942	14,927
Construction in progress	3,135	8,350
Accumulated depreciation	(5,875)	(3,977)

Total	$38,456	$29,551

Depreciation and amortization amounting to $2.4 million, $1.5 million and $970,000 for the years ended December 31, 2006, 2005 and 2004, respectively, is included in occupancy and equipment expense.
The Company leases, under separate agreements, land on which the permanent headquarters and adjacent parking lot are located. The Company also leases land on which its Chesapeake, Virginia financial center is located, as well as, its operations facility and financial center facilities in Norfolk, Chesapeake and Virginia Beach, Virginia and Elizabeth City, Raleigh, Kitty Hawk and Nags Head, North Carolina. These leases expire at various dates through January 31, 2034. Future rentals under these leases are as follows (in thousands):

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE E – PREMISES AND EQUIPMENT (Continued)

2007	$1,554
2008	1,442
2009	1,330
2010	1,309
2011	1,227
Thereafter	14,148

$21,010

Rental expense amounted to $1.5 million, $819,000 and $655,000 during the years ended December 31, 2006, 2005 and 2004, respectively.
Certain leases contain options to extend for up to three consecutive five-year terms. The Company has an option to purchase the land on which its permanent headquarters are affixed at the end of the twenty-year lease term for a cost of $300,000.
Gateway Bank & Trust Co. leases its Nags Head and one of its Kitty Hawk branch offices from a director, Billy G. Roughton, and his wife for monthly payments of approximately $6,000 and $15,875, respectively. The term of the Nags Head lease is for five years, with one five-year renewal. Kitty Hawk is a land lease that commenced in April 2006 for a term of for twenty years, with three five-year renewals.
Our commitment for construction projects as of December 31, 2006 is approximately $16.5 million.
NOTE F – DEPOSITS
The weighted average cost of time deposits was 4.56%, 3.85% and 2.69% at December 31, 2006, 2005 and 2004, respectively.
Time deposits in denominations of $100,000 or more were $205.5 million and $151.4 million at December 31, 2006 and 2005, respectively. Interest expense on such deposits aggregated $10.2 million in 2006 and $9.1 million in 2005. At December 31, 2006, the scheduled maturities of time deposits are as follows (in thousands):

	$100,000	Under
	and Over	$100,000	Total

2007	$200,695	$328,639	$529,334
2008	2,923	7,897	10,820
2009	309	2,152	2,461
2010	1,525	1,039	2,564
2011	–	1,881	1,881
2012	–	–	–

Total	$205,452	$341,608	$547,060

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE G – BORROWINGS
A summary of the balances of borrowings follows:

	December 31,
	2006	2005
	(Dollars in thousands)

Federal fund purchased	$–	$5,000
Federal Home Loan Bank	14,500	57,000

Total short-term borrowings	$14,500	$62,000

Federal Home Loan Bank	$101,500	$57,200

Reverse repurchase agreements	20,000	–
Junior Subordinated Debentures	30,929	15,465

Total long-term borrowings	$152,429	$72,665

Advances from the Federal Home Loan Bank of Atlanta consisted of the following at December 31, 2006 and 2005:

	Interest
Maturity	Rate	2006	2005

February 27, 2006	5.45%	–	200,000
March 17, 2010	5.71%	1,500,000	1,500,000
November 10, 2010	5.43%	5,000,000	5,000,000
January 24, 2012	3.88%	–	5,500,000
October 23, 2006	3.89%	–	5,000,000
April 21, 2008	4.22%	5,000,000	5,000,000
April 25, 2012	4.85%	10,000,000	10,000,000
May 19, 2010	3.88%	–	10,000,000
June 24, 2010	3.88%	–	10,000,000
July 23, 2012	4.85%	10,000,000	10,000,000
November 22, 2006	4.58%	–	52,000,000
October 4, 2011	4.35%	20,000,000	–
October 24, 2011	4.35%	5,000,000	–
August 8, 2011	4.56%	35,000,000	–
November 23, 2007	5.50%	14,500,000	–
September 1, 2011	4.49%	10,000,000	–

		$116,000,000	$114,200,000

Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2006 advances are secured by investment securities available for sale with a fair value of $24.1 million and by loans with a carrying amount of $205.6 million, which approximates market value. The Company has a maximum borrowing availability from FHLB equal to 25% of total assets.
The Company may purchase federal funds through five unsecured federal funds lines of credit aggregating $61.5 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate (5.50% at December 31, 2006). The Company had $0 million and $5.0 million outstanding on these lines of credit as of December 31, 2006 and 2005, respectively. The maximum amounts outstanding under these lines of credit at any month-end during 2006 and 2005 were $35.0 million and $17.5 million, respectively. The average amounts outstanding under these lines of credit were $11.0 million for 2006 and $4.3 million for 2005.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE G-BORROWINGS (Continued)
The Company entered into two reverse repurchase agreements in 2006 pursuant to a master repurchase agreement. Each repurchase agreement is for $10.0 million, and is collateralized with mortgage backed securities with a similar fair market value. The first repurchase agreement, dated August 1, 2006 has a five year term. The interest rate on this agreement was 4.49% from August 1, 2006 through November 1, 2006. The interest rate was fixed at 4.99% on November 1, 2006 until it is repurchased by the counterparty on August 1, 2011. The agreement is callable by the counterparty on a quarterly basis. The second repurchase agreement, dated August 1, 2006 has a seven year term with a repurchase date of August 1, 2013. The interest rate of this agreement was 4.55% from August 1, 2006 through February 1, 2007, at which time it will adjust to a variable rate of 9.85% minus three month LIBOR, not to exceed 5.85%, for the duration of the contract. The agreement is callable by the counterparty on a quarterly basis.
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
In May of 2006, $15.0 million of trust preferred securities were placed through Gateway Capital Statutory Trust III (the “Trust”). The Trust issuer has invested the total proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to the 3 month LIBOR plus 1.50%. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on or after May 30, 2011, in whole or in part. Redemption is mandatory at May 30, 2036. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.
The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Board of Governors of the Federal Reserve issued a final rule stating that trust preferred securities will continue to be included in Tier 1 capital, subject to stricter quantitative and qualitative standards. For Bank Holding Companies, trust preferred securities will continue to be included in Tier 1 capital up to 25% of core capital elements (including trust preferred securities) net of goodwill less any associated deferred tax liability.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE H-INCOME TAXES
The significant components of the provision for income taxes for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
	(In thousands)

Current tax provision:
Federal	$3,373	$1,841	$837
State	571	309	181

	3,944	2,150	1,018

Deferred tax provision:
Federal	(1,130)	(181)	(65)
State	(189)	(4)	(16)

	(1,319)	(185)	(81)

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	2,625	1,965	937

Decrease in valuation allowance	-	-	(227)

Net provision for income taxes	$2,625	$1,965	$710

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2006	2005	2004
	(In thousands)

Tax computed at the statutory federal rate	$2,684	$2,007	$925

Increase (decrease) resulting from:
State income taxes, net of federal benefit	253	184	109
Adjustment to deferred tax asset valuation allowance	-	-	(227)
Non-taxable interest income	(65)	(59)	(17)
Non-taxable income from bank owned life insurance	(294)	(231)	(137)
Other permanent differences	47	64	57

Provision for income taxes	$2,625	$1,965	$710

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2006 and 2005 are as follows:

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE H-INCOME TAXES (Continued)

	2006	2005
	(In thousands)

Deferred tax assets relating to:
Allowance for loan losses	$3,464	$2,285
Equity investment basis difference	6	10
Unrealized loss on economic hedge	460	—
Unrealized loss on securities available for sale	462	273
Other	187	40

Total deferred tax assets	4,579	2,608

Deferred tax liabilities relating to:
Premises and equipment	(545)	(527)
Deferred loan costs	(709)	(383)
Intangible assets	(1,026)	(253)
Prepaid expenses	(248)	(259)

Total deferred tax liabilities	(2,528)	(1,422)

Net recorded deferred tax assets	$2,051	$1,186

It is management’s opinion that realization of the net deferred tax asset is more likely than not based on the Company’s history of taxable income and estimates of future taxable income.
NOTE I - OTHER NON-INTEREST EXPENSE
The major components of other non-interest expense for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(Dollars in thousands)

Professional services	$1,535	$1,399	$643
Postage, printing and office supplies	1,504	1,355	847
Advertising and promotion	1,814	541	478
Amortization of intangibles	323	380	130
Other	3,994	2,475	1,227

Total	$9,170	$6,150	$3,325

NOTE J-REGULATORY MATTERS
The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2006, that the Company meets all capital adequacy requirements to which it is subject. At December 31, 2006, the Company’s total risk-based capital, Tier I risk-based capital, and leverage ratios were 12.99%, 12.11% and 11.38%, respectively.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE J-REGULATORY MATTERS (Continued)
As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table below:

					Minimum to be Well
					Capitalized under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$130,191	12.28%	$84,814	8.00%	$106,018	10.00%
Tier I Capital (to Risk-Weighted Assets)	120,786	11.39%	42,407	4.00%	63,611	6.00%
Tier I Capital (to Average Assets)	120,786	10.62%	45,929	4.00%	57,411	5.00%
As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$100,659	14.00%	$58,111	8.00%	$72,639	10.00%
Tier I Capital (to Risk-Weighted Assets)	94,376	13.13%	29,055	4.00%	43,583	6.00%
Tier I Capital (to Average Assets)	94,376	12.47%	30,271	4.00%	37,839	5.00%
The Bank may not declare or pay a cash dividend, or repurchase any of its capital stock, if the effect would cause the regulatory net worth of the Bank to fall to an amount which is less than the minimum required by the FDIC and the North Carolina Office of the Commissioner of Banks.
NOTE K - OFF-BALANCE SHEET RISK
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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE K-OFF-BALANCE SHEET RISK (Continued)
A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2006 is as follows (in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$18,651
Undisbursed lines of credit	237,473
Standby letters of credit	6,187
Construction commitments	16,500
NOTE L-DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and Due from Banks and Interest-Earning Deposits in Other Banks
The carrying amounts for cash and due from banks and interest-earning deposits in other banks approximate fair value because of the short maturities of those instruments.
Investment Securities
Fair value for investment securities equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
Loans
For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of loans held for sale is a reasonable estimate of fair value since they will be sold in a short period.
Accrued Interest
The carrying amounts of accrued interest approximate fair value.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE L-DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)
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
The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2006 and 2005:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$22,077	$22,077	$18,475	$18,475
Interest-earning deposits in other banks	4,717	4,717	3,668	3,668
Investment securities	93,475	93,475	123,773	123,773
Accrued interest receivable	8,742	8,742	5,883	5,883
Federal Reserve Bank stock	3,609	3,609	2,097	2,097
Federal Home Loan Bank stock	6,970	6,970	6,208	6,208
Loans	994,592	989,650	666,652	669,600
Bank owned life insurance	25,051	25,051	17,187	17,187
Financial liabilities:
Deposits	923,725	931,413	646,262	647,704
Borrowings	166,929	167,846	134,665	129,606
Accrued interest payable	2,569	2,569	1,126	1,126

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE M-EMPLOYEE AND DIRECTOR BENEFIT PLANS
401(k) Retirement Plan
The Company has a 401(k) retirement plan that contains provisions for specified matching contributions by the Bank. The Company funds contributions as they accrue. Total 401(k) expense was $520,000, $388,000 and $265,000 during the years ended December 31, 2006, 2005 and 2004, respectively.
Stock Based Compensation
During 1999 the Bank adopted, with stockholder approval, an Employee Stock Option Plan (the “Employee Plan”) and a Director Stock Option Plan (the “Director Plan”). During 2002 and 2001 the Company increased the number of shares available under these option plans. On November 24, 2004, the Company adopted the 2005 Omnibus Stock Ownership And Long Term Incentive Plan (the “Omnibus Plan”) subject to stockholder approval at the 2005 stockholder meeting, and made certain grants of nonstatutory options pursuant to the Omnibus Plan. On November 24, 2004, the Company increased, by 556,600, the number of options that were subject to stockholder approval at the 2005 stockholder meeting, and made certain grants of these options. All options granted prior to November 2004 to non-employee directors vested immediately at the time of grant, while other options from this pool vest over a four-year period with 20% vesting on the grant date and 20% vesting annually thereafter. Options granted from the pool of shares made available on November 24, 2004 to non-employee directors vested immediately at the time of the grant, while options from this pool granted to employees vest 50% in at the time of grant and 50% the following year. In May 2005, the Company increased the number of options available for grant by 726,000. During the year ended December 31, 2005 the Company granted 162,250 nonstatutory options which vested immediately. On August 28, 2006 and October 25, 2006 the Company granted 152,500 and 14,000, respectively, nonstatutory options which will vest at 20% per year beginning the month following the quarter in which the Company achieves a ROA of 1%. For purposes of the ROA calculation, the gain or loss from the fair market value of the economic hedge are excluded. All unexercised options expire ten years after the date of grant. All references to options have been adjusted to reflect the effects of stock splits. The exercise price of all options granted to date under these plans range from $5.62 to $16.53. At December 31, 2006 the number of shares available for grant under Omnibus plan was 420,223.
The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company has assumed a volatility rate of 19.06%, a expected life of 7 years, interest rate of 4.75% and a dividend yield of 1.50% in the Black Scholes computation related to the options granted in 2006.. The Company granted 166,500 nonqualifying stock options during the twelve months ended December 31, 2006. During the twelve months ended December 31, 2005, the Company granted 162,250 options, respectively.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE M-EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)
Stock Based Compensation (Continued)
A summary of the Company’s option plans as of and for the years ended December 31, 2006, 2005 and 2004 is as follows:

			Outstanding Options		Exercisable Options
		Shares		Weighted		Weighted
		Available		Average		Average
	Shares	for Future	Number	Exercise	Number	Exercise
	in Plans	Grants	Outstanding	Price	Outstanding	Price
At December 31, 2003	872,189	25,585	846,604	$6.55	729,132	$6.61

Options authorized	556,600	556,600	-	-	-	-
Options granted/vested	-	(579,867)	579,867	13.08	512,182	12.25
Options exercised	(47,816)	-	(47,816)	6.59	(47,816)	6.59
Options forfeited	-	5,877	(5,877)	6.50	(5,877)	6.50

At December 31, 2004	1,380,973	8,195	1,372,778	9.31	1,187,621	9.04

Options authorized	726,000	726,000	-		-
Options granted/vested	-	(162,250)	162,250	16.05	335,199	16.02
Options exercised	(163,156)	-	(163,156)	7.50	(163,156)	7.50
Options forfeited	-	10,890	(10,890)	11.72	(10,890)	11.72

At December 31, 2005	1,943,817	582,835	1,360,982	10.31	1,348,774	10.33

Options authorized	-	-	-		-
Options granted/vested	-	(166,500)	166,500	14.62	9,031	8.47
Options exercised	(13,897)	-	(13,897)	7.36	(13,897)	7.36
Options forfeited	-	3,888	(3,888)	9.39	(3,888)	9.39

At December 31, 2006	1,929,920	420,223	1,509,697	$10.82	1,340,020	$10.35

Outstanding options include 1,509,697 options with exercise prices ranging from $5.62 to $16.53 per share, of which 1,340,020 are exercisable at December 31, 2006. The weighted average remaining life of total options outstanding and options exercisable as of December 31, 2006 is 6.31 years and 5.89 years, respectively. The weighted average fair value of options granted in 2006, 2005 and 2004 was $3.68, $4.90 and $6.05, respectively, and was determined as of the date of grant using the Black-Scholes option pricing model, assuming a dividend growth rate ranging from 0% to 5% for each period; expected volatility of 16.42%, 24.26% and 26.40%; risk-free interest rates ranging from 3.0% to 4.84%; and expected lives of 7 years for new grants during the years ended December 31, 2006, 2005 and 2004, respectively.
For the year ended December 31, 2006, the intrinsic value of options exercised and fair value of options vested amounted to $103,254 and $133,568, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 amounted to $5.9 million and $5.2 million, respectively.
Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2006 was $102,000. The actual tax benefit realized for tax deductions from option exercise of the share-based payment arrangements totaled $293,000 for the year ended December 31, 2006.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE M-EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)
Stock Based Compensation (Continued)
A summary of restricted stock outstanding (split adjusted) during the year is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding at December 31, 2005	6,050	$13.21
Granted	13,750	15.26
Vested	6,050	-
Forfeited	-	-

Non-vested outstanding at December 31, 2006	13,750	$15.26

The total fair value of restricted stock grants issued during the year ended December 31, 2006 was $210,000. The fair value of restricted stock grants vested during the period was $110,000.
As of December 31, 2006, there was $648,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 2.6 years.
Employment Contracts
The Company has entered into employment agreements with its chief executive officer and seventeen other officers to ensure a stable and competent management base. The agreements provide for a three-year term, but the agreements may be extended for an additional year at the end of the first year and annually thereafter. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested rights, including compensation. In the event of a change in control of the Bank and in certain other events, as defined in the agreements, the Bank or any successor to the Company will be bound to the terms of the contracts.
Salary Continuation Agreements
The Company in October 2006 entered into Salary Continuation Agreements with its chief executive officer and one other executive officer. These Salary Continuation Agreements provide for benefits to be paid for 15 years to each executive with the payment amounts varying upon different retirement scenarios, such as normal retirement, early termination, disability, or change in control. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Provisions of $85,628 in 2006 were expensed for future benefits to be provided under these plans. The corresponding liability related to this plan was also $85,628 as of December 31, 2006.
The Company also has a deferred compensation plan for its directors. Expense provided under the plan totaled $175,000, $106,400 and $74,400 for the years ended December 31, 2006, 2005 and 2004, respectively. Since 2003, directors have had the option to invest amounts deferred in Company common stock that is held in a rabbi trust established for that purpose. At December 31, 2006 and 2005, the trust held 31,984 and 18,361 shares of Company common stock, respectively.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE N-ACQUISITIONS
During October 2006, Gateway Insurance Services, Inc., completed the acquisition of Insurance Center, Inc., an independent insurance agency located in Chesapeake, Virginia. This transaction was accounted for as a purchase. A summary, in thousands, of the purchase price and the assets acquired is as follows.

(Amounts in Thousands)
Purchase price:
Issuance of common stock	$588

Total purchase price	$588

Assets acquired:
Other intangibles	$588
Goodwill	226

Total assets acquired	$814

Liabilities Assumed:
Deferred taxes	$226

Total liabilities assumed	$226

During December 2006, Gateway Insurance Services, Inc., completed the acquisition of C D West, III, Inc an independent insurance agency located in Newport News, Virginia. This transaction was accounted for as a purchase. A summary, in thousands, of the purchase price and the assets acquired is as follows.

Purchase price:
Issuance of common stock	$1,500

Total purchase price	$1,500

Assets acquired:
Property and equipment	$36
Accounts receivable	75
Goodwill	770
Other intangibles	1,045

Total assets acquired	$1,926

Liabilities Assumed:
Accounts payable	$34
Deferred taxes	392

Total liabilities assumed	$426

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE N-ACQUISITIONS (Continued)
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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE N-ACQUISITIONS (Continued)
The goodwill related to the acquisitions of C D West, III, Inc., Insurance Center, Inc. and Whitehurst Insurance Agency, Inc. is not tax deductible. The goodwill related to the acquisitions of Insurance Express and the three financial centers is tax deductible.
The pro-forma impact of the acquisitions presented above as though they had been made at the beginning of the periods presented is not considered material to the Company’s consolidated financial statements.
NOTE O-PARENT COMPANY FINANCIAL DATA
Gateway Financial Holdings, Inc. became the holding company for Gateway Bank & Trust Co. effective October 1, 2001. Following are condensed financial statements of Gateway Financial Holdings, Inc. as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004, presented in thousands.
Condensed Balance Sheets
December 31, 2006 and 2005

	2006	2005
Asset:
Cash on deposit in subsidiary	$1,679	$3,909
Investment in securities available for sale	7,266	6,421
Investment in subsidiaries	131,653	103,808
Other assets	192	640

Total assets	$140,790	$114,778

Liabilities:
Junior subordinated debentures	$30,929	$15,465
Other liabilities	221	569

Total liabilities	31,150	16,034

Stockholders’ equity:
Common stock	101,669	94,109
Retained earnings	8,708	5,113

Deferred Compensation — restricted stock	-	(43)
Accumulated other comprehensive loss	(737)	(435)

Total stockholders’ equity	109,640	98,744

Total liabilities and stockholders’ equity	$140,790	$114,778

Condensed Statements of Operations
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Equity in income of subsidiary	$6,499	$4,716	$2,584
Interest income	34	18	19
Gain on sale of securities	653	199	-
Interest expense	(1,831)	(939)	(541)
Other expense	(86)	(55)	(52)

	$5,269	$3,939	$2,010

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE O-PARENT COMPANY FINANCIAL DATA (Continued)
Condensed Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Operating activities:
Net income	$5,269	$3,939	$2,010
Equity in income of subsidiary	(6,499)	(4,716)	(2,584)
Amortization of debt issuance costs	55	55	52
Realized gain on sale of available-for-sale securities	(653)	(199)	-
Deferred Compensation	222	90	-
(Increase) decrease in other assets	392	(482)	(35)
Increase in other liabilities	25	6	20

	(1,189)	(1,307)	(537)

Investing activities:
Purchases of available-for-sale securities	(6,619)	(5,102)	(513)
Investment in subsidiaries	(23,464)	(30,000)	(37,323)
Proceeds from the sale of securities	5,459	766	-
Upstream dividend received from the Bank	4,500	-	105

	(20,124)	(34,336)	(37,731)

Financing activities:
Proceeds from issuance of junior subordinated debentures	15,464	-	7,217
Proceeds from the conversion of common stock warrants	-	-	12,111
Proceeds from issuance of common stock	4,383	29,855	24,915
Proceeds from options exercise	102	1,237	311
Proceeds from dividend reinvestment	515	147	-
Cash dividends paid	(1,674)	(631)	(95)
Tax benefit from exercise of stock options	293	-	-
Cash paid for fractional shares	-	(8)	(10)

	19,083	30,600	44,449

Net increase (decrease) in cash	(2,230)	(5,043)	6,181

Cash, beginning of year	3,909	8,952	2,771

Cash, end of year	$1,679	$3,909	$8,952

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE P - BUSINESS SEGMENT REPORTING
In addition to its banking operations, the Bank has three other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, Gateway Financial Mortgage, Inc., a mortgage company which began operations during the second quarter of 2006 and Gateway Insurance Services, Inc., an independent insurance agency. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Set forth below is certain financial information for each segment and in total (in thousands):

	At or for the Year Ended December 31, 2006
	Consolidated	Adjustments	Banking	Brokerage	Insurance	Mortgage

Total interest income	$73,097	$-	$72,940	$-	$21	$136
Total interest expense	36,099	(149)	36,099	-	-	149

Net interest income	36,998	-	36,841	-	21	(13)
Provision for loan losses	3,400	-	3,400	-	-	-

Net interest income after provision for loan losses	33,598	-	33,441	-	21	(13)
Non-interest income	9,270	(676)	5,135	744	2,873	1,194
Non-interest expense	34,974	-	30,682	590	2,195	1,507

Income before income taxes	7,894	(676)	7,894	154	699	(326)
Provision for income taxes	2,625	-	2,625	-	-	-

Net income	$5,269	$(676)	$5,269	$154	$699	$(326)

Period end total assets	$1,207,477	$(22,548)	$1,207,477	$645	$6,132	$15,771

	At or for the Year Ended December 31, 2005
	Consolidated	Adjustments	Banking	Brokerage	Insurance	Mortgage

Total interest income	$39,679	$-	$39,646	$-	$33		$-
Total interest expense	16,376	-	16,376	-	-		-

Net interest income		23,303	-	23,270	-		33
Provision for loan losses	2,200	-	2,200	-	-		-

Net interest income after provision for loan losses	21,103	-	21,070	-	33		-
Non-interest income	8,067	(713)	5,736	656	2,388		-
Non-interest expense	23,266	-	20,902	464	1,900		-

Income before income taxes	5,904	(713)	5,904	192	521		-
Provision for income taxes	1,965	-	1,965	-	-		-

Net income	$3,939	$(713)	$3,939	$192	$521		$-

Period end total assets	$883,373	$(3,837)	$884,198	$488	$2,524	$

	At or for the Year Ended December 31, 2004
	Consolidated	Adjustments	Banking	Brokerage	Insurance	Mortgage

Total interest income	$19,632	$-	$19,609	$-	$23	$-
Total interest expense	6,691	-	6,691	-	-	-

Net interest income	12,941	-	12,918	-	23	-
Provision for loan losses	1,425	-	1,425	-	-	-

Net interest income after provision for loan losses	11,516	-	11,493	-	23	-
Non-interest income	5,857	(562)	3,963	463	1,993	-
Non-interest expense	14,653	(161)	12,736	400	1,678	-

Income before income taxes	2,720	(401)	2,720	63	338	-
Provision for income taxes	710	-	710

Net income	$2,010	$(401)	$2,010	$63	$338	$-

Period end total assets	$535,728	$(2,219)	$535,751	$286	$1,910	$-

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE Q - INTANGIBLE ASSETS
The following is a summary of intangible assets as of December 31, 2006, 2005 and 2004.

	2006	2005	2004
	(In thousands)
Intangibles assets subject to future amortization:
Core intangibles - gross	$3,497	$3,497	$3,497
Less accumulated amortization	(1,027)	(707)	(328)

Core intangible Net	2,470	2,790	3,169

Intangibles - book of business	$1,821	$188	$188
Less accumulated amortization	(128)	(87)	(56)

	1,693	101	132

Intangibles - net	$4,163	$2,891	$3,301

Intangible assets not subject to future amortization:
Goodwill - banking segment	$6,454	$6,454	$6,471
Goodwill - insurance segment	1,998	1,002	1,002

	$8,452	$7,456	$7,473

The following table presents the estimated amortization expense (in thousands) for intangible assets for each of the five years ending December 31, 2011 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful life of amortizing intangible assets.

2007	$472
2008	472
2009	472
2010	432
2011	414
Thereafter	1,901

$4,163

NOTE R - DERIVATIVES
The Company has a stand-alone derivative financial instrument which it entered into on December 30, 2005, in the form of an interest rate swap agreement, which derives its value from underlying interest rates. These transactions involve both credit and market risk. The notional amount is the amount on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires that changes in the fair value of derivative financial instruments that do not qualify as hedging instruments be reported as an economic gain or loss in non-interest income. For the year ended December 31, 2006 a loss of $1.2 million was included in non-interest income related to the change in the fair value of the interest rate swap agreement. Fair value changes in this derivative can be volatile from quarter to quarter, and are primarily driven by changes in interest rates. Net cash monthly settlements are recorded as non-interest income in the period to which they relate. For the year ended December 31, 2006 the interest rate swap cash settlements decreased non-interest income by $693,000.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE R — DERIVATIVES (Continued)
The Company is exposed to credit related losses in the event of nonperformance by the counterparty to this agreement. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect the counterparty to fail their obligations.
At December 31, 2006 the information pertaining to the outstanding interest rate swap agreement used to economically hedge variable rate loans is as follows (amounts in thousands):

Notional amount	$150,000
Weighted average pay rate	7.95%
Weighted average receive rate	7.50%
Weighted average maturity in years	2.0
Unrealized gain (loss) relating to the interest rate swap	$(1,226)
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
NOTE S - SUBSEQUENT EVENTS
On January 10, 2007, Gateway Financial Holdings, Inc. announced that its board of directors approved the execution of, and the parties have executed, a definitive agreement in which Gateway Financial Holdings will acquire The Bank of Richmond, N.A. (OTC Bulletin Board: BRCH). Gateway Financial Holdings will acquire all of the outstanding shares of The Bank of Richmond for a total purchase price of approximately $55.8 million. Under the terms of the merger agreement, The Bank of Richmond stockholders will receive either $30.05 per share in cash or Gateway Financial Holdings common stock of comparable value, subject to certain collar provisions, as determined by a pricing period. Pursuant to the terms of the merger agreement, stockholders of The Bank of Richmond will have the opportunity to elect to receive cash, shares of Gateway Financial Holdings common stock, or a combination of cash and shares of Gateway Financial Holdings common stock subject to the allocation and proration procedures set forth in the merger agreement which are intended to ensure that, in the aggregate, 50% of the total merger consideration will be cash and 50% of the total merger consideration will be Gateway Financial Holdings common stock. The transaction will provide Gateway Financial Holdings entrance into the demographically attractive Richmond market area and will significantly add to Gateway Financial Holdings’ existing Virginia footprint.
The Bank of Richmond, founded in 1999 and headquartered in Richmond, Virginia, operates six community banking offices in the Richmond metropolitan area and one loan production office in Charlottesville, Virginia. As of September 30, 2006, The Bank of Richmond had total assets of $168.4 million, deposits of $149.1 million, net loans of $146.1 million, and stockholders’ equity of $18.3 million.
The merger is anticipated to close on May 31, 2007 and is conditioned on receiving the requisite regulatory and stockholder approvals. Pursuant to the terms of the merger agreement, The Bank of Richmond will merge with and into Gateway Bank & Trust Co. with Gateway Bank & Trust Co. as the surviving bank.
On January 31, 2007, the bank purchased substantially all of the assets and liabilities of Breen Title & Settlement, Inc. in Newport News, Virginia (“Breen Title”) for approximately $850,000. The acquisition was paid with a combination of $425,000 cash and 29,502 shares of common stock for substantially all of the assets and liabilities.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. There were no material changes in the Company’s internal controls over financial reporting during the fourth quarter of 2006.
Management’s Report On Internal Control Over Financial Reporting
The management of Gateway Financial Holdings, Inc. and Subsidiary (the “Company”) is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and board of directors regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report has issued an attestation report on management’s assessment of internal control over financial reporting.
March 14, 2007

/s/ D. Ben Berry	/s/ Theodore L. Salter
D. Ben Berry	Theodore L. Salter
Chairman, President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Gateway Financial Holdings, Inc. and Subsidiary
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Gateway Financial Holdings, Inc. and Subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

In our opinion, management’s assessment that Gateway Financial Holdings, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Gateway Financial Holdings, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Gateway Financial Holdings, Inc. and Subsidiary as of and for the year ended December 31, 2006, and our report dated March 14, 2007, expressed an unqualified opinion on those consolidated financial statements.

Greenville, North Carolina
March 14, 2007

ITEM 9B – OTHER INFORMATION
None.
PART III
     ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a)
     Incorporated by reference from the Company’s definitive proxy statement, to be mailed to stockholders and filed with the Securities and Exchange Commission within 120 days of December 31, 2006.
ITEM 11 – EXECUTIVE COMPENSATION
     Incorporated by reference from the Company’s definitive proxy statement, to be mailed to stockholders and filed with the Securities and Exchange Commission within 120 days of December 31, 2006.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Incorporated by reference from the Company’s definitive proxy statement, to be mailed to stockholders and filed with the Securities and Exchange Commission within 120 days of December 31, 2006.
The following table sets forth equity compensation plan information at December 31, 2006.

Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options	outstanding options	(excluding securities
Plan Category			reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,359,665	$11.31	420,223
Equity compensation plans not approved by security holders	150,032	$6.14	–
Total	1,509,697	$10.82	420,223

A description of the Company’s equity compensation plans is presented in Note M to the accompanying consolidated financial statements.
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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Incorporated by reference from the Company’s definitive proxy statement, to be mailed to stockholders and filed with the Securities and Exchange Commission within 120 days of December 31, 2006.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Incorporated by reference from the Company’s definitive proxy statement, to be mailed to stockholders and filed with the Securities and Exchange Commission within 120 days of December 31, 2006.
PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(3)Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description

Exhibit 3.1:	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10K for the year ended December 31, 2005)

Exhibit 3.2:	Bylaws

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

Exhibit 10.2:	1999 Non-Statutory Stock Option Plan of Gateway Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the 2001 Annual Report)

Exhibit 10.3:	2001 Non-Statutory Stock Option Plan of Gateway Financial Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the 2001 Annual Report)

Exhibit 10.4	Employment Agreement with D. Ben Berry (incorporated by reference to Exhibit 10.1 to the Quarterly Report on form 10Q for the quarter ended March 31, 2006)

Exhibit 10.5	Employment Agreement with David R. Twiddy (incorporated by reference to Exhibit 10.2 to the Quarterly Report on form 10Q for the quarter ended March 31, 2006)

Exhibit 10.6	2005 Omnibus Stock Ownership And Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10K for the year ended December 31, 2005)

Exhibit 10.7	Employment Agreement with Theodore L. Salter (incorporated by reference to Exhibit 10.3 to the Quarterly Report on form 10Q for the quarter ended March 31, 2006)

Exhibit 10.8	Salary Continuation Agreement with D. Ben Berry

Exhibit 10.9	Salary Continuation Agreement with David R. Twiddy

Exhibit 21:	Subsidiaries of the Registrant

Exhibit 23:	Consent of Dixon Hughes PLLC

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32:	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.
Date: March 16, 2007	By:	/s/ D. Ben Berry
D. Ben Berry
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ D. Ben Berry
D. Ben Berry	Chairman, President and CEO	March 16, 2007

/s/ Theodore L. Salter
Theodore L. Salter	Chief Financial Officer	March 16, 2007

/s/ Mark A. Jeffries
Mark A. Jeffries	Controller	March 16, 2007

/s/ H. Spencer Barrow
H. Spencer Barrow	Director	March 16, 2007

/s/ William Brumsey III
William Brumsey III	Director	March 16, 2007

/s/ Jimmie Dixon, Jr.
Jimmie Dixon, Jr.	Director	March 16, 2007

/s/ James H. Ferebee, Jr.
James H. Ferebee, Jr.	Director	March 16, 2007

/s/ Charles R. Franklin, Jr.
Charles R. Franklin, Jr.	Director	March 16, 2007

/s/ Robert Y. Green, Jr.
Robert Y. Green, Jr.	Director	March 16, 2007

/s/ W. Taylor Johnson, Jr.
W. Taylor Johnson, Jr.	Director	March 16, 2007

/s/ Robert Willard Luther, III
Robert Willard Luther, III	Director	March 16, 2007

/s/ Frances Morrisette Norrell
Frances Morrisette Norrell	Director	March 16, 2007

/s/ W. C. Owens, Jr.
W. C. Owens, Jr.	Director	March 16, 2007

/s/ Billy G. Roughton
Billy G. Roughton	Director	March 16, 2007

/s/ Ollin B. Sykes
Ollin B. Sykes	Director	March 16, 2007

/s/ Frank T. Williams
Frank T. Williams	Director	March 16, 2007

/s/ Jerry T. Womack
Jerry T. Womack	Director	March 16, 2007