Form 10-Q
period 2007-03-31
GATEWAY FINANCIAL HOLDINGS INC
filed 2007-05-10
CIK 1156953

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ended
Commission File Number 000-33223
GATEWAY FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2264354

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)
1580 LASKIN ROAD, VIRGINIA BEACH, VIRGINIA 23451
(Address of principal executive office)
(757) 422-4055
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of, May 8, 2007, 11,061,965 shares of the issuer’s common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.
This report contains 28 pages.

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006 *
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$20,527	$22,077
Interest-earning deposits in other banks	3,416	4,717
Trading securities	50,732	—
Investment securities available for sale, at fair value	65,335	93,475
Mortgage loans held for sale	11,538	15,576
Loans	1,072,100	979,016
Allowance for loan losses	(10,189)	(9,405)

NET LOANS	1,061,911	969,611

Accrued interest receivable	8,920	8,742
Stock in Federal Reserve Bank, at cost	3,671	3,609
Stock in Federal Home Loan Bank of Atlanta, at cost	10,101	6,970
Premises and equipment, net	39,589	38,456
Intangible assets, net	4,045	4,163
Goodwill	9,307	8,452
Bank-owned life insurance	25,312	25,051
Other assets	8,432	6,578

TOTAL ASSETS	$1,322,836	$1,207,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$117,994	$108,007
Savings	7,489	7,249
Money market and NOW	267,879	261,409
Time	581,860	547,060

TOTAL DEPOSITS	975,222	923,725
Short term borrowings	45,000	14,500
Long term borrowings ($15,782 at fair value as of March 31, 2007)	182,746	152,429
Accrued expenses and other liabilities	8,179	7,183

TOTAL LIABILITIES	1,211,147	1,097,837

Commitments (Note 3)

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 11,060,958 and 10,978,014 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	102,328	101,669
Retained earnings	9,530	8,708
Accumulated other comprehensive loss	(169)	(737)

TOTAL STOCKHOLDERS’ EQUITY	111,689	109,640

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,322,836	$1,207,477

*	Derived from audited consolidated financial statements.
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except share data)
Interest Income
Interest and fees on loans	$20,384	$13,730
Trading account securities	512	—
Investment securities available for sale:
Taxable	396	1,226
Tax-exempt	70	62
Interest-earning bank deposits	34	38
Other interest and dividends	184	148

Total Interest Income	21,580	15,204

Interest Expense
Money market, NOW and savings deposits	2,256	1,397
Time deposits	6,874	4,057
Short-term borrowings	275	603
Long-term borrowings	2,136	925

Total Interest Expense	11,541	6,982

Net Interest Income	10,039	8,222

Provision for Loan Losses	1,200	1,200

Net Interest Income After Provision for Loan Losses	8,839	7,022

Non-Interest Income
Service charges on deposit accounts	877	715
Mortgage operations	932	172
Gain (loss) and net cash settlements on economic hedge	189	(1,819)
Gain on sale of securities	163	653
Gain from trading securities	280	—
Insurance operations	1,321	741
Brokerage operations	266	111
Income from bank-owned life insurance	261	168
Other	360	272

Total Non-Interest Income	4,649	1,013

Non-Interest Expense
Personnel costs	5,259	3,708
Occupancy and equipment	1,810	1,542
Data processing fees	453	428
Other (Note 4)	2,004	2,162

Total Non-Interest Expense	9,526	7,840

Income Before Income Taxes	3,962	195

Income Tax Expense	1,448	(29)

Net Income	$2,514	$224

Net Income Per Common Share
Basic	$0.23	$0.02
Diluted	0.22	0.02

Weighted Average Common Shares Outstanding
Basic	10,990,371	10,762,140
Diluted	11,263,502	11,113,498
     See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common Stock			Other	Total
			Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2006	10,978,014	$101,669	$8,708	$(737)	$109,640

Cumulative-effect adjustment resulting from the adoption of SFAS No. 159, net of tax	—	—	(1,141)	917	(224)

Comprehensive income:
Net income	—	—	2,514	—	2,514
Other comprehensive loss, net of tax	—	—	—	(349)	(349)

Total comprehensive income					2,165

Dividends ($.05 per share)	—	—	(551)	—	(551)

Share issued for subsidiary acquisition	29,502	425	—	—	425

Shares issued in dividend reinvestment plan	10,342	152	—	—	152

Issuance of restricted stock	43,100	—	—	—	—

Stock based compensation related to restricted stock	—	52	—	—	52

Stock based compensation related to options	—	30	—	—	30

Balance at March 31, 2007	11,060,958	$102,328	$9,530	$(169)	$111,689

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$2,514	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	118	71
Depreciation and amortization	764	523
Provision for loan losses	1,200	1,200
Loss (gain) on economic hedge	(471)	1,849
Gain on sale of investment securities available for sale	(163)	(653)
Gain from trading securities	(280)	—
Gain from fair value on junior subordinated debt	(42)	—
Stock based compensation	82	42
Proceeds from sale of mortgage loans held for sale	53,392	—
Mortgage loan originations held for sale	(49,354)	—
Earnings on bank-owned life insurance	(261)	(168)
Changes in assets and liabilities:
Increase in accrued interest receivable	(178)	(668)
(Increase) decrease in other assets	(1,262)	537
Increase (decrease) in accrued expenses and other liabilities	1,622	(1,240)

Net Cash Provided by Operating Activities	7,681	1,717

Cash Flows from Investing Activities
Cash received (paid) from investment securities available for sale transactions:
Purchases	(47,262)	—
Maturities	1,760	2,176
Sales	22,269	5,959
Cash paid for subsidiary acquisition	(445)	—
Net increase in loans	(93,500)	(117,022)
Purchases of premises and equipment	(1,759)	(4,843)
Redemption (purchase) of FHLB stock	(3,131)	228
Purchase of FRB stock	(62)	(822)

Net Cash Used by Investing Activities	(122,130)	(114,324)

Cash Flows from Financing Activities
Net increase in deposits	51,497	113,816
Net increase (decrease) in short term borrowings	30,500	(14,999)
Net increase (decrease) in long term borrowings	30,000	(200)
Cash dividends paid	(551)	(294)
Tax benefit of options exercised	—	103
Proceeds from the exercise of stock options	—	8
Proceeds from the issuance of common stock	152	4,647

Net Cash Provided by Financing Activities	111,598	103,081

Net Decrease in Cash and Cash Equivalents	(2,851)	(9,526)

Cash and Cash Equivalents, Beginning	26,794	22,143

Cash and Cash Equivalents, Ending	$23,943	$12,617

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
The Bank is engaged in general commercial and retail banking in Eastern and Central North Carolina and in the Tidewater area of Southeastern Virginia, operating under state banking laws and the rules and regulations of the Federal Reserve System and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.
The Bank has four wholly-owned subsidiaries: Gateway Financial Mortgage, Inc., which began operations during the second quarter of 2006, whose principal activity is to engage in processing and servicing mortgage loans, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, Gateway Title Agency, Inc., with offices in Newport News, Hampton and Virginia Beach, Virginia, whose principal activity is to engage in title services for real estate transactions and Gateway Insurance Services, Inc., an independent insurance agency with offices in Edenton, Hertford, Elizabeth City, Moyock, Plymouth and Kitty Hawk, North Carolina and Chesapeake and Newport News, Virginia.
The Company formed Gateway Capital Statutory Trust I in 2003, Gateway Capital Statutory Trust II in 2004, and Gateway Capital Statutory Trust III in May 2006, all three of which are wholly owned by the Company, to facilitate the issuance of trust preferred securities totaling $8.0 million, $7.0 million and $15.0 million, respectively. Our 2004 adoption of FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, resulted in the deconsolidation of Gateway Capital Statutory Trust I and II. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts were included in long-term borrowings and the Company’s equity interest in the trusts was included in other assets. The deconsolidation of the trusts did not materially impact net income.
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
All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.
The organization and business of the Company, the accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

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
The Company has three share-based compensation plans in effect at March 31, 2007. The compensation cost that has been charged against income for those plans was approximately $82,000 and $42,000 for the three months ended March 31, 2007 and 2006, respectively. The Company recorded a deferred tax benefit in the amount of $31,000 and $16,000 related to share-based compensation during the three months ended March 31, 2007 and 2006, respectively.
During 1999 the Company adopted, with shareholder approval, an Incentive Stock Option Plan (the “Employee Plan”) and a Nonstatutory Stock Option Plan (the “1999 Director Plan”). During 2001 the Company increased, with shareholder approval, the number of shares available under its option plans. In 2002, the Company increased, with shareholder approval, the number of shares available under the Employee Plan. The Company also adopted a 2001 Nonstatutory Stock Option Plan. On November 24, 2004, the Company adopted a 2005 Omnibus Stock Ownership And Long Term Incentive Plan (the “Omnibus Plan”) providing for the issuance of up to 726,000 shares of common stock under the terms of the Omnibus Plan, approved by the shareholders at the annual shareholder meeting. All options granted prior to November 2004 to non-employee directors vest immediately at the time of grant, while other options from this pool vest over a four-year period with 20% vesting on the grant date and 20% vesting annually thereafter. Options granted from the pool of shares made available on November 24, 2004 to non-employee directors vest immediately at the time of the grant, while options from this pool granted to employees vest 50% at the time of the grant and 50% the following year. In May 2005, the shareholders approved the Omnibus Plan. During the year ended December 31, 2006 the Company granted 166,500 nonstatutory options which will vest at 20% per year beginning the month following the quarter in which the Company achieves a ROA of 1%. During the first quarter 2007 the Company granted 500 nonstatutory options with the same vesting criteria as in 2006. For purposes of the ROA calculation, the gain or loss from the fair market value of the economic hedge are excluded. All unexercised options expire ten years after the date of grant. All references to options have been adjusted to reflect the effects of stock splits. The exercise price of all options granted to date under these plans range from $5.62 to $16.53.
The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company has assumed a volatility rate of 17.14%, a expected life of 7 years, interest rate of 4.66% and a yield of 1.50% in the Black Scholes computation related to the options granted in 2007. The Company granted 500 and -0- nonqualifying stock options during the three months ended March 31, 2007 and 2006, respectively.
A summary of option activity under the stock option plans as of and for the period ended March 31, 2007 is presented below:

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2006	1,509,697	$10.82	6.31 Years
Exercised	—	—
Authorized	—	—
Forfeited	(3,500)	14.29
Granted	500	14.16

Outstanding at March 31, 2007	1,506,697	$10.81	6.06 Years	$5,619,980

Exercisable at March 31, 2007	1,341,291	$10.35	6.06 Years	$5,620,000
No options were exercised for the three months ended March 31, 2007. For the three months ended March 31, 2006 the intrinsic value of options exercised was approximately $15,000.
Cash received from option exercises for the three months ended March 31, 2007 and 2006 was $0 and $8,000, respectively. The actual tax benefit in stockholders’ equity realized for the tax deductions from exercise of stock options for the three months ended March 31, 2007 and 2006 was $0 and $3,000, respectively.
The fair value of options vested during the three months ended March 31, 2007 was $18,000. The fair value of options vested over the three months ended March 31, 2006, was $7,000.
The restricted stock granted during the first quarter of 2007 had a vesting period of three years for 39,600 shares and five years for 3,500 shares. The employees that received the grants must maintain continued service with the Company for the three or five year period in order to receive the benefit of the stock. No restricted stock vested over the three months ended March 31, 2007 and 2006.
A summary of restricted stock outstanding (split adjusted) during the first three months of 2007 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding at December 31, 2006	13,750	$15.26
Granted	43,100	14.39
Vested	—
Forfeited	—	—

Non-vested outstanding at March 31, 2007	56,850	$14.60

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
As of March 31, 2007, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. The cost expected to be recognized for the remaining quarters of 2007, 2008, 2009, 2010, 2011 and 2012 is $278,000, $316,000, $306,000, $128,000, $114,000 and $17,000, respectively.
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
The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase/(decrease)) of the adoption of SFAS 123R is as follows:

	Three months ended
	March 31,
	2007	2006
Income before income tax expense	$(82,000)	$(42,000)
Net income	$(51,000)	$(26,000)

Cash flow from operating activities	$—	$(3,000)
Cash flow provided by financing activities	$—	$3,000

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 3 — Commitments
In the normal course of business there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. The following table reflects commitments of the Company outstanding as of March 31, 2007. In addition, we expect our premises and equipment balance to increase approximately 40% over the current balance in the next 12 months for our building projects.

	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Undisbursed home equity credit lines	$56,974	$56,974	$—	$—	$—
Other commitments and credit lines	29,050	29,050	—	—	—
Undisbursed portion of construction loans	147,491	147,491	—	—	—
Construction	16,500	16,500
Standby letters of credit	5,864	5,864	—	—	—

Total other commitments	$255,879	$255,879	$—	$—	$—

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 4 — Other Non-Interest Expense
The major components of other non-interest expense are as follows:

	Three Months Ended
	March 31,
	2007	2006
Postage, printing and office supplies	$366	$427
Advertising and promotion	148	339
Professional services	327	488
Other	1,163	908

	$2,004	$2,162

Note 5 — Comprehensive Income
A summary of comprehensive income is as follows:

	Three Months Ended
	March 31,
	2007	2006
Net income	$2,514	$224

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(395)	(1,007)
Tax effect	148	390
Reclassification of (gains) losses recognized in net income	(163)	(653)
Tax effect	61	252

Total other comprehensive income (loss)	(349)	(1,018)

Comprehensive income (loss)	$2,165	$(794)

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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended
	March 31,
	2007	2006
Weighted average outstanding shares used for basic EPS	10,990,371	10,762,140

Plus incremental shares from assumed exercise of:
Stock options	236,768	334,155
Restricted stock	36,363	17,203

Weighted average outstanding shares used for diluted EPS	11,263,502	11,113,498

No adjustments were required to be made to net income in the computation of diluted earnings per share. For the three months ended March 31, 2007 and 2006, there were 314,750 and 125,500 options, respectively, that were antidilutive since the exercise price for these options exceeded the average market price of the Company’s common stock for the period.
On April 24, 2006, the Board of Directors approved an 11-for-10 stock dividend payable on May 15, 2006 to shareholders of record as of April 28, 2006. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect these stock dividends.
Note 7 — Business Segment Reporting
In addition to its banking operations, the Company has three other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, Gateway Financial Mortgage, Inc., a mortgage company which began operations during the second quarter of 2006, and its insurance operations consisting of Gateway Insurance Services, Inc., an independent insurance agency and Gateway Title Agency, Inc., an independent title company which began operations during the first quarter of 2007. Set forth below is certain financial information for each segment and in total:

	Consolidated	Adjustments	Banking	Mortgage	Brokerage	Insurance
	(Amounts in thousands)
Total Assets at March 31, 2007	$1,322,836	$—	$1,302,051	$11,742	$751	$8,292

Three Months Ended March 31, 2007
Net interest income	$10,039	$130	$9,892	$15	$—	$2
Non-interest income	4,649		2,130	932	266	1,321

Total income	$14,688	$130	$12,022	$947	$266	$1,323

Net income (loss)	$2,514	$130	$1,698	$251	$87	$348

Three Months Ended March 31, 2006
Net interest income	$8,222	$—	$8,217	$—	$—	$5

Non-interest income	1,013	—	170	—	111	732

Total income	$9,235	$—	$8,387	$—	$111	$737

Net income	$224	$—	$9	$—	$(19)	$234

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 8 — Derivatives
The Company has a stand-alone derivative financial instrument which it entered into on December 30, 2005, in the form of an interest rate swap agreement, which derives its value from underlying interest rates. These transactions involve both credit and market risk. The notional amount is the amount on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires that changes in the fair value of derivative financial instruments that do not qualify as hedging instruments be reported as an economic gain or loss in non-interest income. For the three months ended March 31, 2007, a gain of $470,700 and for the three months ended March 31, 2006, a loss of $1.8 million were included in non-interest income related to the change in the fair value of the interest rate swap agreement. Fair value changes in this derivative can be volatile from quarter to quarter, and are primarily driven by changes in interest rates. Net cash monthly settlements are recorded as non-interest income in the period to which they relate. For the three months ended March 31, 2007 and 2006 the interest rate swap cash settlements decreased non-interest income by $281,200 and $30,000, respectively.
The Company is exposed to credit related losses in the event of nonperformance by the counterparty to this agreement. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect the counterparty to fail their obligations.
At March 31, 2007 the information pertaining to the outstanding interest rate swap agreement used to economically hedge variable rate loans is as follows (dollars in thousands):

Notional amount	$150,000
Weighted average pay rate (since inception)	8.06%
Weighted average receive rate	7.50%
Weighted average maturity in years	1.75
This agreement requires the Company to make monthly payments at a variable rate determined by a specified index (prime rate as stated in Publication H-15) in exchange for receiving payments at a fixed rate.
The Company has been required to provide collateral in the form of U. S. Treasury Securities of $2.0 million to the counterparty based on the evaluation of the market value of the agreement. The counterparty does not have the right and ability to redeem the collateral or prohibit the Company from selling the asset used as collateral. However, the counterparty may require the Company to provide another asset as collateral to replace the asset the Company has decided to sell.
Note 9 – Fair Value Measurement
Effective January 1, 2007, the Company elected early adoption of Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities”. SFAS No. 157, which was issued in September 2006, establishes a framework for using fair value. It defines fair value rules as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Company selected the fair value measurement option for various pre-existing financial assets and liabilities, including certain short-term investment securities used primarily for liquidity and asset liability management purposes in the available for sale portfolio totaling approximately $51 million; and junior subordinated debentures issued to unconsolidated capital trusts of $15.5 million. The initial fair value measurement of these items resulted in, approximately, a $1.14 million cumulative-effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007. Under SFAS No. 159, this one-time charge was not recognized in current earnings.
The investment securities selected for fair value measurement are classified as trading securities because they are held principally for resale in the near term and are reported at fair value in the consolidated balance sheet at March 31, 2007. Interest and dividends are included in net interest income. Unrealized gains and losses are reported as a component in noninterest income. The Company recorded trading gains of approximately $280,000 in the first quarter for the change in fair value of the trading securities. Additionally, the Company recorded income of $42,000 related to the change in fair value of the junior subordinated debentures in the first quarter, which was also recorded as a component of non-interest income. The Company chose to elect fair value measurement for these specific assets and liabilities because they will have a positive impact on the Company’s ability to manage the market and interest rate risks and liquidity associated with certain financial instruments (primarily investments with short durations and low market volatility); improve its financial reporting; mitigate volatility in reported earnings without having to apply complex hedge accounting rules; and remain competitive in the marketplace during the remainder of 2007, as well as future periods.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Below is a table that presents the cumulative – effect adjustment to retained earnings for the initial adoption of the fair value option (FVO) for the elected financial assets and liabilities as of January 1, 2007:

	Balance Sheet		Balance Sheet
	1/1/07 prior	Net Gain/(Loss)	1/1/07 after
Description	to adoption	upon adoption	adoption of FVO
	(Amounts in Thousands)
Trading securities	$—	$—	$51,012
Accumulated other comprehensive loss	917	(917)	—
Junior subordinated debenture	(15,465)	(359)	(15,824)
Pretax cumulative effect of adoption of the fair value option		(1,276)
Increase in deferred tax asset		135

Cumulative effect of adoption of the fair value option (charge to retained earnings)		$(1,141)

In accordance with SFAS No. 157, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U. S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. For example, economic hedges and junior subordinated debentures valuations are based on markets that are currently offering similar financial products. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections and projections in determining the fair value assigned to such assets or liabilities.
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

						Changes in Fair Values for the
						3-Month Period Ended March 31, 2007
			Fair Value Measurements at			for Items Measured at Fair Value Pursuant to
			March 31, 2007, Using			Election of the Fair Value Option
	Total Carrying		Quoted Prices
	Amount in	Assets/Liabilities	in Active							Total Changes in
	Statement of	Measured at	Markets for	Significant other	Significant					Fair Value
	Financial Position	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs	Trading Gains	Other Gains	Interest Income	Interest Expense	Included in Current
Description	3/31/2007	3/31/2007	(Level 1)	(Level 2)	(Level 3)	and Losses	and Losses	on Loans	on Long-term Debt	Period Earnings
Trading securities	$50,732	$50,732	$50,732	$—	$—	$280	$—	$—	$—	$280
Available-for-sale securities	65,355	65,335	65,335	—	—	—	—	—	—	—
Economic hedge liability	755	755	—	755	—	—	471	—	—	471
Junior subordinated debentures	15,782	15,782	—	15,782	—	—	42	—	—	42
Junior subordinated debentures are included in long-term borrowings in the Statement of Financial Position as of March 31, 2007. Approximately $15.5 million of other junior subordinated debentures, $131.5 million of FHLB advances, and $20.0 million of reverse repurchase agreements are included in long-term borrowings and were not elected for the fair value option.
The economic hedge liability totalling $755,000 is included in accrued expenses and other liabilities in the consolidated balance sheet as of March 31, 2007. The remaining balance of $7.4 million of various accrued expenses and liabilities are not eligible for the fair value option.
NOTE 10 — ACQUISITIONS
During January 2007, the Bank completed the acquisition of Breen Title & Settlement, Inc., an independent title agency with offices located in Newport News, Hampton and Virginia Beach, Virginia. A summary, of the purchase price and the assets acquired is as follows:

(Amounts in Thousands)
Purchase price:
Portion paid in cash	$445
Issuance of common stock	425

Total purchase price	$870

Assets acquired:
Property and equipment	$15
Goodwill	855

Total assets acquired	$870

It is anticipated that the goodwill related to the acquisition of Breen Title & Settlement, Inc. is not tax deductible. The pro forma impact of the acquisition presented as though it had been made at the beginning of the period presented is not considered material to the Company’s consolidated financial statements.
NOTE 11 — Income Taxes
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 with no material impact to its financial position, results of operations or cash flows.
NOTE 12 — Reclassification
Certain amounts presented in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. The reclassifications had no effect on the net income or total stockholders’ equity as previously reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; acquisition regulatory approval; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other announcements described in our filings with the SEC.
Financial Condition at March 31, 2007 and December 31, 2006
The Company continued its pattern of strong growth during the first three months of 2007, with total assets increasing by $115.1 million, or 9.5%, to $1.3 billion at March 31, 2007 from $1.2 billion at December 31, 2006. This growth was principally driven by increased loans. Total loans increased by $89.0 million, or 9.0%, from $994.6 million at December 31, 2006 to $1.1 billion at March 31, 2007. This increase was attributed to the seasoning of our financial centers and a private banking office during the past three months and the robust economies of the markets in which we operate. The Company has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale and trading, were $140.1 million, or 10.6% of total assets, at March 31, 2007 as compared to $120.3 million, or 10.0% of total assets at December 31, 2006.
Funding for the growth in assets and loans was provided by an increase in deposits of $51.5 million, and an increase in total borrowings of $60.8 million. Total deposits increased 5.6%, from $923.7 million at December 31, 2006 to $975.2 million at March 31, 2007. Non-interest-bearing demand deposits increased by 9.2% or $10.0 million to $118.0 million from the $108.0 million balance at December 31, 2006. Savings, money market and NOW accounts increased by 2.5% or $6.7 million to $275.4 million, from the $268.7 million balance at December 31, 2006. This increase primarily resulted from the maturing of our branch network, especially those financial centers opened over the past year. Time deposits totaled $581.9 million at March 31, 2007 as compared to $547.1 million at December 31, 2006. This increase of $34.8 million was driven primarily by retail CDs special offerings that are very competitive in our market place, and an increase in brokered CDs of $23.0 million. Time deposits of more than $100,000 were $196.5 million, or 20.1% of total deposits at March 31, 2007 as compared with $205.5 million, or 22.2% of total deposits at December 31, 2006. The Company continued using brokered deposits to fund growth. The total brokered time deposits increased to $118.3 million as of March 31, 2007 compared to $95.2 million at December 31, 2006. As a percentage of total deposits, our brokered deposits increased to 12.1% of total deposits as compared to 10.3% at December 31, 2006. Brokered deposits were used primarily to fund loan growth in our loan production offices in Wilmington, Greenville and Chapel Hill, North Carolina and our financial and private banking centers in Raleigh. Loans for these offices increased $52.0 million during the first three months of 2007. Advances from the Federal Home Loan Bank of Atlanta increased from $116.0 million, of which $101.5 million was 1ong term debt, to $176.5 million, of which $131.5 million was long term debt. During the first three months of 2007 the Bank had no federal funds purchased outstanding.
Total stockholders’ equity increased by $1.9 million to $111.7 million, primarily as a result of net income of $2.5 million and the issuance of 29,502 shares of common stock for the acquisition of Breen Title and Settlement, Inc., for $425,000 in January, offset by the net effect of the adoption of SFAS No. 159 of $224,000 and an increase in other comprehensive loss of $349,000. The Company paid cash dividends of $551,000 in the first quarter of 2007. The capital ratios of the Company and the Bank continue to be in excess of the minimums required to be deemed well-capitalized by regulatory authorities. The Company believes that the Bank would remain “well capitalized” under the Federal Reserve Board guidelines.

Asset Quality
An analysis of the allowance for loan losses is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Amounts in thousands)
Balance at beginning of period	$9,405	$6,283

Provision charged to operations	1,200	1,200

Charge-offs	(426)	(66)
Recoveries	10	6

Net (charge-offs) recoveries	(416)	(60)

Balance at end of period	$10,189	$7,423

The table below sets forth, for the periods indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets. The accounting estimates for loan loss are subject to changing economic conditions.

	March 31,	December 31,
	2007	2006
	(Amounts in thousands)
Nonaccrual loans	$1,554	$3,269
Restructured loans	—	—

Total nonperforming loans	1,554	3,269
Real estate owned	—	—

Total nonperforming assets	$1,554	$3,269

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	10,189	9,405
Nonperforming loans to period end loans	0.14%	0.33%
Allowance for loan losses to period end loans	0.95%	0.95%
Nonperforming assets to total assets	0.12%	0.27%

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006
Overview. The Company reported net income of $2.5 million or $0.22 per share (diluted) for the three months ended March 31, 2007, as compared with net income of $224,000 or $0.02 per share (diluted) for the three months ended March 31, 2006, an increase of $2.3 million in net income and $0.20 in earnings per share (diluted). During the first quarter of 2007 a $0.05 per share cash dividend was paid compared to $0.03 per share for the same period in 2006.
The Company benefited during the quarter by the change in market value of the interest rate swap that it entered into in December 2005 to hedge the interest rate of its variable loan portfolio. The change in the fair value of the swap increased non-interest income by $471,700 for the first quarter of 2007 and for the same period in 2006 the value decreased non-interest income by $1.8 million, primarily as a result of changes in the LIBOR swap interest rate conditions during the quarters. The market value of the interest rate swap can be volatile from quarter to quarter, and thus can effect net income positively or negatively depending on interest rate conditions and other factors.
The Company’s primary focus (banking, title insurance, mortgage processing, and insurance) continues to grow with de novo development of its branch network and subsidiary operations. The acquisition of The Bank of Richmond, which is scheduled to close on May 31, 2007 subject to regulatory and shareholder approval will add six additional financial centers in the demographically desirable Richmond, Virginia market. We currently have 24 financial centers, a private banking center in Raleigh, North Carolina and three loan production offices. Our franchise has generated consistently high levels of net interest income and non-interest income since inception. During the first quarter of 2007, total revenue (defined as net interest income and non-interest income) increased $5.5 million or 59% over the prior year first quarter. The increase in revenue was partially offset by increases in non-interest expenses and income taxes. The Company has incurred additional non-interest expenses both as a result of the franchise growth from period to period, and also as a result of staff additions and other costs incurred as a result of the financial center expansion and seasoning during 2006 and 2007.
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
Total interest income increased to $21.6 million for the three months ended March 31, 2007, a $6.4 million or 41.9% increase from the $15.2 million earned in the same three months of 2006. Total interest income benefited from strong growth in the level of average earning assets, primarily from 38.3% growth in loans since March 31, 2006. Average total interest-earning assets increased $274.2 million, or 32.2%, for the first quarter of 2007 as compared to the first quarter of 2006, while the average yield increased by 53 basis points from 7.24% to 7.77% due to increases in interest rates during the first half of 2006 and the corresponding repricing of our variable rate loans representing approximately 59.7% of our total loan portfolio as of March 31, 2007. Average total interest-bearing liabilities increased by $268.7 million, or 36.2%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 82 basis points from 3.81% to 4.63% primarily as a result of our portfolio of CDs repricing upwards as a result of interest rates continuing to increase and competition for deposits. For the three months ended March 31, 2007, the interest rate spread decreased 28 basis points from 3.43% for the quarter ended March 31, 2006 to 3.15% and the net interest margin decreased 30 basis points from 3.92% for the quarter ended March 31, 2006 to 3.62%.
Provision for Loan Losses. The Company recorded a $1.2 million provision for loan losses in the first quarter of 2007 and 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the first quarters of both 2007 and 2006, the provision for loan losses was made principally in response to growth in loans, as well as changes in conditions related to the above factors. Loans outstanding increased by $89.0 million in the current three month period and by $117.0 million in the first quarter of 2006. The Company’s level of nonperforming assets has decreased by $1.7 million since December 31, 2006. At March 31, 2007 and December 31, 2006, respectively, the allowance for loan losses was $10.2 million and $9.4 million, representing 0.95% and 0.95%, respectively, of loans outstanding at the end of each quarter. Other than the nonaccrual loans listed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.

Non-Interest Income. Non-interest income totaled $4.6 million for the three months ended March 31, 2007 as compared with $1.0 million for the three months ended March 31, 2006, an increase of $3.6 million. The primary reason for this substantial increase is due to the change in the fair value and net cash settlements of our hedge and increase in fair value of trading securities. The change in valuations of the fair value and net cash settlements of the swap increased non-interest income by $189,000 as of the end of the first quarter of 2007 as compared with a reduction of non-interest income of $1.8 million for the first quarter of 2006, primarily as a result of favorable LIBOR swap interest rate conditions during the first quarter of 2007. Additionally, we recognized a gain of $280,000 related to the increase in fair value of our trading securities in the first quarter of 2007. The change in market value of the interest rate swap and trading securities can be volatile from quarter to quarter, and thus can affect non-interest income positively or negatively depending on interest rate conditions and other factors. The gains resulting from these fair value adjustments did not deter from the significant accomplishments of our non-banking subsidiaries over the past 12 months. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage, brokerage operations and title insurance. Excluding the effect of the interest rate swap and trading securities, pro-forma non-interest income increased by $1.6 million. These increases were related to $162,000 in service charges on deposit accounts, $760,000 in income from mortgage operations, $580,000 in income from insurance operations due to the acquisition of two agencies in Virginia, $155,000 from brokerage operations, earnings on bank owned life insurance of $92,000 and $89,000 from other income, consisting primarily of check card fees which was offset by a reduction in gain on the sale of securities of $490,000. The increase in service fees and charges resulted principally from the Company’s growth in transaction deposit accounts from period to period from its expanding financial center network. BOLI income increased as a result of purchasing $7.0 million of additional BOLI in July of 2006. The increase in mortgage revenue is the result of launching our new mortgage operation Gateway Financial Mortgage, Inc., during June of last year.
Non-Interest Expenses. Non-interest expenses totaled $9.5 million for the three months ended March 31, 2007, an increase of $1.7 million or 21.5% over the $7.8 million reported for the same three months of 2006. Substantially all of this increase resulted from the Bank’s growth and franchise development during 2006 in which the Bank opened six de novo financial centers, built a state of the art operations center, opened a private banking center, launched a new mortgage subsidiary and made two insurance agency acquisitions. For the three months, personnel costs increased by $1.6 million, or 41.8% to $5.3 million from $3.7 million as a result of 65 new hires over the past 12 months, while the costs of occupancy, equipment and data processing costs increased by $268,000, or 17.4% to $1.8 million from $1.5 million. The decrease in other expenses of $158,000 was primarily related to a decrease in promotion and consultant expenses which was offset by increases in various business development, employee training, and franchise taxes.
Provision for Income Taxes. The Company’s effective tax rate was approximately 36.5% and a benefit of 14.8% for the three months ended March 31, 2007 and 2006, respectively. The reason the provision represented a tax benefit for the three months ended March 31, 2006 was due to the deferred tax effect of the loss on economic hedge, and tax-exempt income from municipal securities and BOLI which exceeded total income for the quarter. As a result of the Company’s sustained pattern of profitability we expect our tax rate to remain near the level incurred so far this year. Deferred tax assets have increased primarily due to increases in our loan loss provision.

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

	For the Three Months Ended March 31,
	2006			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,022,556	$20,384	8.08%	$718,642	$13,730	7.75%
Interest-earning deposits	2,457	34	5.61%	3,320	38	4.64%
Investment securities available for sale and trading securites:
Taxable	81,698	908	4.51%	110,864	1,226	4.48%
Tax-exempt	7,849	70	3.62%	5,596	62	4.49%
FHLB/FRB stock	11,273	184	6.62%	13,189	148	4.55%

Total interest-earning assets	1,125,833	21,580	7.77%	851,611	15,204	7.24%

Other assets	105,985			79,307

Total assets	$1,231,818			$930,918

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$269,062	2,256	3.40%	$204,884	1,397	2.77%
Time deposits	554,723	6,874	5.03%	409,150	4,057	4.02%
Short-term borrowings	19,973	275	5.58%	51,074	603	4.79%
Long-term borrowings	167,540	2,136	5.17%	77,465	925	4.85%

Total interest-bearing liabilities	1,011,298	11,541	4.63%	742,573	6,982	3.81%

Demand deposits	104,681			82,664
Other liabilities	5,184			3,334
Stockholders’ equity	110,655			102,347

Total liabilities and stockholders’ equity	$1,231,818			$930,918

Net interest income and interest rate spread		$10,039	3.15%		$8,222	3.43%

Net interest margin			3.62%			3.92%

Ratio of average interest-earning assets to average interest-bearing liabilities	111.33%			114.68%

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

	Three Months Ended
	March 31, 2007 vs. March 31, 2006
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$5,932	$722	$6,654
Interest-earning deposits	(11)	7	(4)
Investment securities available for sale and trading securities:
Taxable	(323)	5	(318)
Tax-exempt	23	(15)	8
Other interest and dividends	(26)	62	36

Total interest income	5,595	781	6,376

Interest expense:
Deposits:
Savings, NOW and money market	488	371	859
Time deposits	1,624	1,193	2,817
Short-term borrowings	(398)	70	(328)
Long-term borrowings	1,112	99	1,211

Total interest expense	2,826	1,733	4,559

Net interest income increase	$2,769	$(952)	$1,817

Liquidity and Capital Resources
The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at March 31, 2007, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $219.8 million, with $176.5 million outstanding, federal funds lines of credit with other financial institutions in the amount of $61.5 million, with none outstanding.
Total deposits were $975.2 million and $923.7 million at March 31, 2007 and December 31, 2006, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits and borrowings as a source of funds. Time deposits are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At March 31, 2007 and December 31, 2006, time deposits represented 59.7% and 59.2%, respectively, of the Company’s total deposits. Time deposits of $100,000 or more represented 20.1% and 22.2%, respectively, of the Bank’s total deposits at March 31, 2007 and December 31, 2006. At March 31, 2007, the Company had $13.2 million in deposits from seventeen public units and $118.3 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit of the public units will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments, wholesale funding (brokered CDs and borrowings from Federal Home Loan Bank) and current earnings to provide liquidity; and will use funds thus generated to make loans and to purchase securities, primarily investment grade securities issued by the federal government and its agencies, investment grade corporate securities and investment grade mortgage-backed securities.
At March 31, 2007 and March 31, 2006, the Company’s Tier 1 leverage ratio was 11.40% and 12.01%, respectively. All capital ratios place the Company and the Bank well in excess of the minimum required to be deemed well-capitalized by regulatory measures.
New Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. We adopted the provisions of SFAS No. 159 effective January 1, 2007. The statement’s affect on our financial position, results of operations and cash flows are indicated in Note 9 above.
In March 2007, the FASB ratified the consensuses reached by the EITF relating to EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 established that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB No. 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact that this pronouncement will have on its consolidated financial statements.
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
Subsequent Events
Gateway Financial Holdings, Inc., the holding company for Gateway Bank & Trust Co., announced that its board of directors has approved a plan to repurchase up to 500,000 shares of its common stock beginning in June 2007. The company will buy the shares in accordance with Securities and Exchange Commission rules and intends to purchase the shares periodically. The shares purchased pursuant to the plan will be retired. The company also intends to enter into a 10b5-1 plan with respect to the stock repurchases.
Gateway Financial Holdings, Inc., the holding company for Gateway Bank & Trust Co., announced that its board of directors has approved an increase in the company’s quarterly cash dividend from $0.05 to $0.08 per share. The dividend is payable on May 30, 2007 to shareholders of record at the close of business on May 15, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. The secondary market risk is the value of collateral. Real estate is used as collateral for a significant number and dollar amount of loans in our loan portfolio. The value of real estate has risen at a noticeably higher rate during the last several years. After periods of significant real estate value increases the possibility of market corrections or reductions in real estate collateral value becomes more probable, with a current cooling of real estate value. The third area of market risk is the estimate for loan loss since it is subject to changing economic conditions. As a result of the rising interest rates since mid 2004 it is anticipated that some home owners and/or businesses will have difficulty timely paying the increased monthly payment of their adjustable rate mortgages.
These conditions may impact the earnings generated by the Company’s interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to, the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and interest-bearing liabilities so as to mitigate the effect of changes in the rate environment. Collateral values are periodically monitored to protect the credit extended and are subject to market fluctuations in our concentrated geographical area. The Company’s market risk profile has not changed significantly since December 31, 2006.

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

GATEWAY FINANCIAL HOLDINGS, INC.
Date: May 10, 2007	By:	/s/ D. Ben Berry
D. Ben Berry
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Theodore L. Salter
Theodore L. Salter
Senior Executive Vice President and Chief Financial Officer