Form 10-Q
period 2007-06-30
GATEWAY FINANCIAL HOLDINGS INC
filed 2007-08-09
CIK 1156953

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of, August 7, 2007, 12,836,710 shares of the issuer’s common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.
This report contains 31 pages.

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31,
	(Unaudited)	2006*
	(In thousands, except share data)
ASSETS
Cash and due from banks	$27,632	$22,077
Interest-earning deposits in other banks	35,272	4,717
Trading securities	78,893	—
Investment securities available for sale, at fair value	107,417	93,475
Mortgage loans held for sale	10,285	15,576
Loans	1,343,875	979,016
Allowance for loan losses	(13,340)	(9,405)

NET LOANS	1,330,535	969,611

Accrued interest receivable	10,894	8,742
Stock in Federal Reserve Bank, at cost	3,684	3,609
Stock in Federal Home Loan Bank of Atlanta, at cost	5,700	6,970
Premises and equipment, net	50,938	38,456
Intangible assets, net	5,379	4,163
Goodwill	46,510	8,452
Bank-owned life insurance	25,579	25,051
Real estate owned	350	—
Other assets	10,190	6,578

TOTAL ASSETS	$1,749,258	$1,207,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$139,080	$108,007
Savings	25,183	7,249
Money market and NOW	335,688	261,409
Time	911,280	547,060

TOTAL DEPOSITS	1,411,231	923,725

Short term borrowings	42,117	14,500
Long term borrowings ($15,775 at fair value as of June 30, 2007)	133,513	152,429
Accrued expenses and other liabilities	22,598	7,183

TOTAL LIABILITIES	1,609,459	1,097,837

Commitments (Note 3)

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 30,000,000 shares authorized, 12,822,581 and 10,978,014 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	131,037	101,669
Retained earnings	10,609	8,708
Accumulated other comprehensive loss	(1,847)	(737)

TOTAL STOCKHOLDERS’ EQUITY	139,799	109,640

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,749,258	$1,207,477

*	Derived from audited consolidated financial statements.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Amounts in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$24,114	$16,603	$44,498	$30,333
Trading account securities	349	—	861	—
Investment securities available for sale:
Taxable	1,123	1,200	1,519	2,426
Tax-exempt	116	61	186	123
Interest-earning bank deposits	138	35	172	73
Other interest and dividends	207	132	391	280

Total Interest Income	26,047	18,031	47,627	33,235

Interest Expense
Money market, NOW and savings deposits	2,610	1,943	4,866	3,340
Time deposits	8,846	5,020	15,720	9,077
Short-term borrowings	543	875	818	1,478
Long-term borrowings	2,339	881	4,475	1,806

Total Interest Expense	14,338	8,719	25,879	15,701

Net Interest Income	11,709	9,312	21,748	17,534

Provision for Loan Losses	1,350	800	2,550	2,000

Net Interest Income After Provision for Loan Losses	10,359	8,512	19,198	15,534

Non-Interest Income
Service charges on deposit accounts	998	848	1,875	1,563
Mortgage operations	733	280	1,665	452
Loss and net cash settlements on economic hedge	(948)	(1,198)	(759)	(3,017)
Gain on sale of securities available for sale	—	—	163	653
Gain (loss) from trading securities	(21)	—	259	—
Insurance operations	1,518	710	2,839	1,451
Brokerage operations	196	217	462	328
Income from bank-owned life insurance	267	160	528	328
Other	374	279	734	551

Total Non-Interest Income	3,117	1,296	7,766	2,309

Non-Interest Expense
Personnel costs	5,726	4,232	10,985	7,940
Occupancy and equipment	2,007	1,715	3,817	3,257
Data processing fees	426	426	879	854
Other (Note 4)	2,258	2,186	4,262	4,348

Total Non-Interest Expense	10,417	8,559	19,943	16,399

Income Before Income Taxes	3,059	1,249	7,021	1,444

Income Tax Expense	1,040	385	2,488	356

Net Income	$2,019	$864	$4,533	$1,088

Net Income Per Common Share
Basic	$0.17	$0.08	$0.40	$0.10
Diluted	0.17	0.08	0.39	0.10

Weighted Average Common Shares Outstanding
Basic	11,608,656	10,789,189	11,301,222	10,775,739
Diluted	11,950,358	11,131,691	11,619,485	11,124,709

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
				Other Com-	Total
	Common Stock		Retained	prehensive	Stockholders’
	Shares	Amount	Earnings	Loss	Equity
	(Amounts in thousands, except share data)

Balance at December 31, 2006	10,978,014	$101,669	$8,708	$(737)	$109,640

Cumulative-effect adjustment resulting from the adoption of SFAS No. 159, net of tax	—	—	(1,197)	917	(280)

Comprehensive income:
Net income	—	—	4,533	—	4,533
Other comprehensive loss, net of tax	—	—	—	(2,027)	(2,027)

Total comprehensive income					2,506

Dividends ($0.13 per share)	—	—	(1,435)	—	(1,435)

Acquisition of The Bank of Richmond:
Common stock issued	1,845,855	26,168	—	—	26,168
Fair value of stock options assumed	—	3,624	—	—	3,624

Shares issued for subsidiary acquisition	29,502	425	—	—	425

Shares issued in dividend reinvestment plan	19,730	286	—	—	286

Issuance of restricted stock	39,500	—	—	—	—

Shares issued from option exercise, net of taxes	2,544	27	—	—	27

Shares repurchased	(92,564)	(1,361)	—	—	(1,361)

Stock based compensation related to restricted stock	—	139	—	—	139

Stock based compensation related to options	—	60	—	—	60

Balance at June 30, 2007	12,822,581	$131,037	$10,609	$(1,847)	$139,799

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$4,533	$1,088
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	465	145
Depreciation and amortization	1,289	1,125
Provision for loan losses	2,550	2,000
Market value loss on economic hedge	193	2,901
Gain on sale of investment securities available for sale	(163)	(653)
Gain from trading securities	(259)	—
Gain from fair value on junior subordinated debt	(50)	—
Stock based compensation	199	106
Proceeds from sale of mortgage loans held for sale	98,811	—
Mortgage loan originations held for sale	(93,520)	—
Earnings on bank-owned life insurance	(528)	(328)
Changes in assets and liabilities:
Increase in accrued interest receivable	(1,278)	(1,379)
Increase in other assets	(3,471)	(945)
Increase in accrued expenses and other liabilities	1,630	393

Net Cash Provided by Operating Activities	10,401	4,453

Cash Flows from Investing Activities
Cash received (paid) from investment securities available for sale transactions:
Purchases	(89,640)	—
Maturities	3,367	5,383
Sales	22,269	5,459
Calls	—	714
Cash received (paid) from trading securities for sale transactions:
Purchases	(69,962)	—
Sales	42,337	—
Cash and cash equivalents acquired with The Bank of Richmond acquisition	17,974	—
Cash paid for subsidiary acquisition	(445)	—
Cash paid through June 30, 2007 for The Bank of Richmond acquisition	(14,636)	—
Net increase in loans	(197,595)	(185,865)
Purchases of premises and equipment	(5,007)	(7,465)
Redemption of FHLB stock	1,270	1,241
Purchase of FRB stock	(75)	(822)

Net Cash Used by Investing Activities	(290,143)	(181,355)

Cash Flows from Financing Activities
Net increase in deposits	309,934	190,266
Net increase (decrease) in short term borrowings	27,567	(7,000)
Net decrease in long term borrowings	(19,176)	(10,236)
Cash dividends paid	(1,435)	(588)
Tax benefit of options exercised	10	103
Repurchase of common stock	(1,361)	—
Proceeds from the exercise of stock options	27	53
Proceeds from the issuance of common stock	286	4,734

Net Cash Provided by Financing Activities	315,852	177,332

Net Increase in Cash and Cash Equivalents	36,110	430

Cash and Cash Equivalents, Beginning	26,794	22,143

Cash and Cash Equivalents, Ending	$62,904	$22,573

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(Amounts in thousands)
Supplemental disclosure of cash flow information:
Transfer to REO	$350	$—
Investment securities transferred from available for sale to trading	$51,012	—
Cash obligation still to be paid for The Bank of Richmond acquisition	$11,776	—

Merger acquisition of The Bank of Richmond:
Fair value of assets acquired	$217,957	$—
Fair value of liabilities assumed	$179,593	$—
Common stock issued and stock options assumed	$29,792	$—

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation
Gateway Bank & Trust Co. (the “Bank”) was incorporated November 24, 1998 and began banking operations on December 1, 1998. Effective October 1, 2001, the Bank became a wholly-owned subsidiary of Gateway Financial Holdings, Inc. (the “Company”), a financial holding company whose principal business activity consists of the ownership of the Bank, Gateway Capital Statutory Trust I, Gateway Capital Statutory Trust II, Gateway Capital Statutory Trust III and Gateway Capital Statutory Trust IV.
The Bank is engaged in general commercial and retail banking in Eastern and Central North Carolina and in the Richmond and Tidewater area of Southeastern Virginia, operating under state banking laws and the rules and regulations of the Federal Reserve System and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.
The Bank has four wholly-owned subsidiaries: Gateway Financial Mortgage, Inc., which began operations during the second quarter of 2006, whose principal activity is to engage in originating and processing mortgage loans, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, Gateway Title Agency, Inc., with offices in Newport News, Hampton and Virginia Beach, Virginia, whose principal activity is to engage in title services for real estate transactions and Gateway Insurance Services, Inc., an independent insurance agency with offices in Edenton, Hertford, Elizabeth City, Moyock, Plymouth and Kitty Hawk, North Carolina and Chesapeake and Newport News, Virginia.
The Company formed Gateway Capital Statutory Trust I in 2003, Gateway Capital Statutory Trust II in 2004, Gateway Capital Statutory Trust III in May 2006 and Gateway Capital Statutory Trust IV in May 2007, all four of which are wholly owned by the Company, to facilitate the issuance of trust preferred securities totaling $8.0 million, $7.0 million, $15.0 million and $25.0 million, respectively. Our 2004 adoption of FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, resulted in the deconsolidation of Gateway Capital Statutory Trust I and II. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts were included in long-term borrowings and the Company’s equity interest in the trusts was included in other assets. The deconsolidation of the trusts did not materially impact net income.
Generally trust preferred securities qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Board of Governors of the Federal Reserve issued the final rule that retains the inclusion of trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the new rule, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Currently we have $7.8 million of our trust preferred securities that do not qualify for Tier 1 capital and is included in Tier 2 capital.
All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.
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
The Company has four share-based compensation plans in effect at June 30, 2007. The compensation cost that has been charged against income for those plans was approximately $117,000 and $199,000 for the three and six months ended June 30, 2007, respectively. The compensation cost that has been charged against income for those plans was approximately $64,000 and $106,000 for the three and six months ended June 30, 2006, respectively. The Company recorded a deferred tax benefit in the amount of $75,000 and $41,000 related to share-based compensation during the six months ended June 30, 2007 and 2006, respectively.
With shareholder approval, the Company has adopted a 1999 Incentive Stock Option Plan (the “Employee Plan”) and a Nonstatutory Stock Option Plan (together with the Employee Plan, the “1999 Plans”), a 2001 Nonstatutory Stock Option Plan, and a 2005 Omnibus Stock Ownership And Long Term Incentive Plan. During 2001 the Company increased, with shareholder approval, the number of shares available under the 1999 Plans and in 2002, the Company increased, with shareholder approval, the number of shares available under the Employee Plan. All options granted prior to November 2004 to non-employee directors vested immediately at the time of grant, while other options from this pool vest over a four-year period with 20% vesting on the grant date and 20% vesting annually thereafter. At the end of 2005, the Board vested substantially all of the unvested outstanding employee stock options. During the year ended December 31, 2006 the Company granted 166,500 nonstatutory options which will vest at 20% per year beginning the month following the quarter in which the Company achieves a ROA of 1%. During the first six months of 2007 the Company granted 500 nonstatutory options with the same vesting criteria as in 2006. For purposes of the ROA calculation, the gain or loss from the fair market value of the economic hedge are excluded.
The Company assumed as a result of the acquisition of The Bank of Richmond, the 1999 BOR Stock Option Plan, which was adopted by the Board of Directors of The Bank of Richmond as of June 2, 1999. The plan provides for the issuance of up to 601,237 shares of common stock of which 374,787 were outstanding and fully vested as of June 30, 2007.
All unexercised options expire ten years after the date of grant. All references to options have been adjusted to reflect the effects of stock splits. The exercise price of all options granted to date under these plans range from $3.95 to $16.53.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2 — Stock Compensation Plans (Continued)
The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company has assumed a volatility rate of 17.14%, a expected life of 7 years, interest rate of 4.66% and a yield of 1.50% in the Black Scholes computation related to the options granted in 2007. The Company granted -0- and 500 nonqualifying stock options during the three and six months ended June 30, 2007, respectively; and the Company granted -0- and 150,000 nonqualifying stock options during the three and six months ended June 30, 2006, respectively.
A summary of option activity under the stock option plans as of and for the period ended June 30, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2006	1,509,697	$10.82	6.31 Years
Exercised	—	—
Authorized	—	—
Forfeited	(3,500)	14.29
Granted	500	14.16

Outstanding at March 31, 2007	1,506,697	10.81	6.06 Years	$5,619,980
Exercised	(2,544)	9.14
Authorized	—	—
Forfeited	—	—
Granted	—	—
Assumed in Bank of Richmond acquisition	374,787	4.56

Outstanding at June 30, 2007	1,878,940	$9.56	5.31 Years	$9,745,087

Exercisable at June 30, 2007	1,716,917	$9.02	4.94 Years	$9,725,034

For the three and six months ended June 30, 2007 the intrinsic value of options exercised was approximately $14,000. For the three and six months ended June 30, 2006 the intrinsic value of options exercised was approximately $65,000 and $80,000. No options were exercised for the three months ended March 31, 2007. For the three months ended June 30, 2007 an employee exercised 2,544 options. For the three and six months ended June 30, 2006, 1,467 and 7,333 options were exercised, respectively.
Cash received from option exercises for the three and six months ended June 30, 2007 was $27,000. The actual tax benefit in stockholders’ equity realized for the tax deductions from exercise of stock options for the three and six months ended June 30, 2007 was $10,000.
The fair value of options vested during the three and six months ended June 30, 2007 was $12,000 and $31,000, respectively. The fair value of options vested over the three and six months ended June 30, 2006, was $4,000 and $11,000, respectively.
The restricted stock granted during the first quarter of 2007 had a vesting period of three years for 36,000 shares and five years for 3,500 shares. The employees that received the grants must maintain continued service with the Company for the three or five year period in order to receive the benefit of the stock. No restricted stock vested over the three and six months ended June 30, 2007 and 2006.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2 — Stock Compensation Plans (Continued)
A summary of restricted stock outstanding (split adjusted) during the first six months of 2007 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested outstanding at December 31, 2006	13,750	$15.26
Granted	39,500	14.39
Vested	—	—
Forfeited	—	—

Non-vested outstanding at March 31, 2007	53,250	14.61
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested outstanding at June 30, 2007	53,250	$14.61

As of June 30, 2007, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. The cost expected to be recognized for the remaining quarters of 2007, 2008, 2009, 2010, 2011 and 2012 is $161,000, $316,000, $306,000, $128,000, $114,000 and $17,000, respectively.
The Company funds the option shares from authorized, but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans.
Note 3 — Commitments
In the normal course of business there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. The following table reflects commitments of the Company outstanding as of June 30, 2007. In addition, we expect our premises and equipment balance to increase approximately 15% over the current balance in the next 12 months for our building projects.

	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)

Undisbursed home equity credit lines	$70,694	$70,694	$—	$—	$—
Other commitments and credit lines	27,202	27,202	—	—	—
Undisbursed portion of construction loans	187,054	187,054	—	—	—
Lease obligations	21,010	1,554	2,772	2,536	14,148
Construction	16,100	16,100	—	—	—
Standby letters of credit	12,756	12,756	—	—	—

Total other commitments	$334,816	$315,360	$2,772	$2,536	$14,148

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4 — Other Non-Interest Expense
The major components of other non-interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Postage, printing and office supplies	$404	$343	$770	$770
Advertising and promotion	234	369	382	708
Professional services	314	511	641	999
Other	1,306	963	2,469	1,871

	$2,258	$2,186	$4,262	$4,348

Note 5 — Comprehensive Income
A summary of comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Amounts in thousands)

Net income	$2,019	$864	$4,533	$1,088

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding losses on available for sale securities	(2,735)	(1,593)	(3,130)	(2,600)
Tax effect	1,057	610	1,205	1,000
Reclassification of gains recognized in net income	—	—	(163)	(653)
Tax effect	—	—	61	252

Total other comprehensive loss	(1,678)	(983)	(2,027)	(2,001)

Comprehensive income (loss)	$341	$(119)	$2,506	$(913)

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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6 — Per Share Results (Continued)
The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average outstanding shares used for basic EPS	11,608,656	10,789,189	11,301,222	10,775,739

Plus incremental shares from assumed exercise of:
Stock options	284,852	322,702	271,600	330,461
Restricted stock	56,850	19,800	46,663	18,509

Weighted average outstanding shares used for diluted EPS	11,950,358	11,131,691	11,619,485	11,124,709

No adjustments were required to be made to net income in the computation of diluted earnings per share. For the three and six months ended June 30, 2007 there were 314,750 and 314,750, respectively, that were antidilutive; and for the three and six months ended June 30, 2006 150,000 options were antidilutive since the exercise price for these options exceeded the average market price of the Company’s common stock for the period.
On April 24, 2006, the Board of Directors approved an 11-for-10 stock dividend payable on May 15, 2006 to shareholders of record as of April 28, 2006. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect these stock dividends.
Note 7 — Business Segment Reporting
In addition to its banking operations, the Company has three other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, Gateway Financial Mortgage, Inc., a mortgage company which began operations during the second quarter of 2006, and its insurance operations consisting of Gateway Insurance Services, Inc., an independent insurance agency and Gateway Title Agency, Inc., an independent title insurance agency which began operations during the first quarter of 2007. Set forth below is certain financial information for each segment and in total:

	Consolidated	Adjustments	Banking	Mortgage	Brokerage	Insurance
	(Amounts in thousands)
Total Assets at June 30, 2007	$1,749,258	$—	$1,728,668	$10,640	$779	$9,171

Three Months Ended June 30, 2007
Net interest income	$11,709	$115	$11,578	$11	$—	$5
Non-interest income	3,117	—	698	705	196	1,518

Total income	$14,826	$115	$12,256	$716	$196	$1,523

Net income	$2,019	$115	$1,531	$25	$44	$304

Three Months Ended June 30, 2006
Net interest income	$9,312	$—	$9,306	$1	$—	$5
Non-interest income	1,296	—	261	108	217	710

Total income	$10,608	$—	$9,567	$109	$217	$715

Net income (loss)	$864	$—	$750	$(121)	$26	$209

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 7 — Business Segment Reporting (Continued)

	Consolidated	Adjustments	Banking	Mortgage	Brokerage	Insurance
	(Amounts in thousands)
Six Months Ended June 30, 2007
Net interest income	$21,748	$245	$21,470	$26	$—	$7
Non-interest income	7,766	—	2,828	1,637	462	2,839

Total income	$29,514	$245	$24,298	$1,663	$462	$2,846

Net income	$4,533	$245	$3,229	$276	$131	$652

Six Months Ended June 30, 2006
Net interest income	$17,534	$—	$17,523	$1	$—	$10
Non-interest income	2,309	—	422	108	328	1,451

Total income	$19,843	$—	$17,795	$109	$328	$1,461

Net income (loss)	$1,088	$—	$758	$(121)	$7	$444

Note 8 — Derivatives
The Company has a stand-alone derivative financial instrument which it entered into on December 30, 2005, in the form of an interest rate swap agreement, which derives its value from underlying interest rates. The Company utilizes this interest rate swap agreement to effectively convert a portion of its variable rate loans to a fixed rate. These transactions involve both credit and market risk. The notional amount is the amount on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires that changes in the fair value of derivative financial instruments that do not qualify as hedging instruments be reported as an economic gain or loss in non-interest income. For the three and six months ended June 30, 2007, a loss of $663,600 and $192,900, respectively and for the three and six months ended June 30, 2006, a loss of $1.8 million and $2.9 million, respectively were included in non-interest income related to the change in the fair value of the interest rate swap agreement. Fair value changes in this derivative can be volatile from quarter to quarter, and are primarily driven by changes in interest rates. Net cash monthly settlements are recorded as non-interest income in the period to which they relate. For the three and six months ended June 30, 2007 the interest rate swap cash settlements decreased non-interest income by $290,700 and $571,900, and for the three and six months ended June 30, 2006 by $146,000 and $115,800 respectively.
The Company is exposed to credit related losses in the event of nonperformance by the counterparty to this agreement. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect the counterparty to fail their obligations.
At June 30, 2007 the information pertaining to the outstanding interest rate swap agreement used to economically hedge variable rate loans is as follows (dollars in thousands):

Notional amount	$150,000
Weighted average pay rate (since inception)	8.10%
Weighted average receive rate	7.50%
Weighted average maturity in years	1.50
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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 9 — Fair Value Measurement
Effective January 1, 2007, the Company elected early adoption of Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities”. SFAS No. 157, which was issued in September 2006, establishes a framework for using fair value. It defines fair value rules as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Company selected the fair value measurement option for various pre-existing financial assets and liabilities, including certain short-term investment securities used primarily for liquidity and asset liability management purposes in the available for sale portfolio totaling approximately $51 million; and junior subordinated debentures issued to unconsolidated capital trusts of $15.5 million. The initial fair value measurement of these items resulted in, approximately, a $1.20 million cumulative-effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007. Under SFAS No. 159, this one-time charge was not recognized in current earnings.
The investment securities selected for fair value measurement are classified as trading securities because they are held principally for resale in the near term and are reported at fair value in the consolidated balance sheet at June 30, 2007. Interest and dividends are included in net interest income. Unrealized gains and losses are reported as a component in noninterest income. The Company recorded trading gains of approximately $280,000 and $259,000 for the three and six months ended June 30, 2007. Additionally, the Company recorded income of $8,000 and $50,000 for the three and six months ended June 30, 2007 related to the change in fair value of the junior subordinated debentures during the first half of the year, which was also recorded as a component of non-interest income. The Company chose to elect fair value measurement for these specific assets and liabilities because they will have a positive impact on the Company’s ability to manage the market and interest rate risks and liquidity associated with certain financial instruments (primarily investments with short durations and low market volatility); improve its financial reporting; mitigate volatility in reported earnings without having to apply complex hedge accounting rules; and remain competitive in the marketplace during the remainder of 2007, as well as future periods. The Company chose not to elect fair value measurement for municipal securities, corporate equity securities and bonds, longer term duration mortgage-backed securities, and held to maturity investments.
Below is a table that presents the cumulative — effect adjustment to retained earnings for the initial adoption of the fair value option (FVO) for the elected financial assets and liabilities as of January 1, 2007:

	Balance Sheet		Balance Sheet
	1/1/07 prior	Net Gain/(Loss)	1/1/07 after
Description	to adoption	upon adoption	adoption of FVO
	(Amounts in Thousands)
Trading securities	$—	$—	$51,012
Accumulated other comprehensive loss	917	(917)	—
Junior subordinated debenture	(15,465)	(447)	(15,912)
Pretax cumulative effect of adoption of the fair value option		(1,364)
Increase in deferred tax asset		167

Cumulative effect of adoption of the fair value option (charge to retained earnings)		$(1,197)

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 9 — Fair Value Measurement (Continued)
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
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

						Changes in Fair Values for the
						6-Month Period Ended June 30, 2007*
						for Items Measured at air Value Pursuant to
						Election of the Fair Value Option
			Fair Value Measurements at							Total
	Total Carrying		June 30, 2007, Using							Changes in
	Amount in		Quoted Prices	Significant						Fair Value
	Statement of	Assets/Liabilities	in Active	Other	Significant	Trading	Other		Interest	Included in
	Financial	Measured at	Markets for	Observable	Unobservable	Gains	Gains	Interest	Expense	Current
	Position	Fair Value	Identical Assets	Inputs	Inputs	and	and	Income	on Long-	Period
Description	6/30/2007	6/30/2007	(Level 1)	(Level 2)	(Level 3)	Losses	Losses	on Loans	term Debt	Earnings

Trading securities	$78,893	$78,893	$78,893	$—	$—	$(259)	$—	$—	$—	$(259)
Available-for-sale securities	107,417	107,417	107,417	—	—	—	—	—	—	—
Economic hedge liability	1,419	1,419	—	1,419	—	—	(193)	—	—	(193)
Junior subordinated debentures	57,013	15,775	—	15,775	—	—	50	—	—	50

*	Three month comparison has been made in the first paragraph of this note.
Junior subordinated debentures are included in long-term borrowings in the consolidated balance sheet as of June 30, 2007. Approximately $41.2 million of other junior subordinated debentures, $56.5 million of FHLB advances, and $20.0 million of reverse repurchase agreements are included in long-term borrowings and were not elected for the fair value option.
The economic hedge liability totaling $1.4 million is included in accrued expenses and other liabilities in the consolidated balance sheet as of June 30, 2007. The remaining balance of the $21.2 million of various accrued expenses and liabilities are not eligible for the fair value option.
NOTE 10 — Acquisitions
The Bank of Richmond Transaction
On June 1, 2007, the Company completed the acquisition of The Bank of Richmond, a Richmond, Virginia based bank with approximately $197 million in assets, operating 6 financial centers in the Richmond area and a loan production office in Charlottesville, Virginia. The Bank of Richmond acquisition further enhances the Company’s geographic footprint and provides a meaningful presence in the demographically attractive Richmond market.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 10 — Acquisitions (Continued)
The Bank of Richmond Transaction (continued)
Pursuant to the terms of the acquisition, the Company purchased 100% of the outstanding stock of The Bank of Richmond with a combination of cash and stock of the Company. The aggregate purchase price was $56.4 million including approximately $980,000 of transaction costs. The Company issued approximately 1.85 million shares of the Company’s common stock, assumed outstanding Bank of Richmond stock options valued at approximately $3.6 million, and paid approximately $25.6 million in cash to The Bank of Richmond shareholders for the approximate 1.72 million shares of The Bank of Richmond shares outstanding. The overall exchange for stock was limited to 50% of The Bank of Richmond common stock, using an exchange ratio of 2.11174 of the Company stock for every share of The Bank of Richmond stock. The value of the common stock exchanged was determined based on the average market price of the Company’s common stock over a 10-day period ended May 21, 2007.
The acquisition transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of The Bank of Richmond were recorded based on estimated fair values as of June 1, 2007, with the estimate of goodwill being subject to possible adjustments during the one-year period from that date. Goodwill will not be amortized but will be tested for impairment in accordance with SFAS No. 142. None of the goodwill is expected to be deductible for income tax purposes. The consolidated financial statements include the results of operations of The Bank of Richmond since June 1, 2007.
The estimated fair values of the The Bank of Richmond assets acquired and liabilities assumed at the date of acquisition based on the information currently available is as follows (in thousands):

Cash and cash equivalents	$17,974
Investment securities, available for sale	2,998
Loans, net	165,879
Premises and equipment, net	8,749
Goodwill	37,186
Core deposit intangible	1,464
Other assets	1,681
Deposits	(177,572)
Borrowings	(50)
Other liabilities	(1,971)
Stockholders’ Equity	98

Net assets acquired	$56,436

The core deposit intangible will be amortized on the straight-line basis over a ten-year life. The amortization method and valuation of the core deposit intangible are based upon a historical study of the deposits acquired. Premiums and discounts that resulted from recording The Bank of Richmond assets and liabilities at their respective fair values are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The net amortization increased net income before taxes by $8,000 for the three and six months ended June 30, 2007.
The following unaudited pro forma financial information presents the combined results of operations of the Company and The Bank of Richmond as if the acquisition had occurred as of the beginning of the period for each period presented, after giving effect to certain adjustments, including amortization of the core deposit intangible, fair value premium and discounts, and additional financing necessary to complete the transaction.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 10 — Acquisitions (Continued)
The Bank of Richmond Transaction (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)

Net interest income	$12,805	$10,798	$24,402	$20,320
Non-interest income	3,321	1,439	8,224	2,592
Total revenue	16,126	12,237	32,626	22,912
Provision for loan losses	1,750	874	3,066	2,082
Acquisition related charges	2,286	—	2,286	—
Other non-interest expense	11,593	9,698	22,358	18,680
Income before taxes	497	1,665	4,916	2,150
Net income	117	1,155	2,946	1,583

Net income per common share:
Basic	$0.01	$0.09	$0.23	$0.13
Diluted	0.01	0.09	0.22	0.12
Acquisition related charges in the above table represent one-time costs associated with the acquisition and integration of the operations of the Company and The Bank of Richmond, and do not represent ongoing costs of the fully integrated combined organization. These costs included change-of-control, severance, and other employee-related costs of $1.43 million, system integration costs of $175,000, professional, consulting, and investment banker costs of $647,000 and other costs of $38,000.
Other Acquisitions
During January 2007, the Bank completed the acquisition of Breen Title & Settlement, Inc., an independent title insurance agency with offices located in Newport News, Hampton and Virginia Beach, Virginia. A summary of the purchase price and the assets acquired is as follows:

(Amounts in
Thousands)

Purchase price:
Portion paid in cash	$445
Issuance of common stock	425

Total purchase price	$870

Assets acquired:
Property and equipment	$15
Goodwill	855

Total assets acquired	$870

It is anticipated that the goodwill related to the acquisition of Breen Title & Settlement, Inc. is tax deductible. The pro forma impact of the acquisition presented as though it had been made at the beginning of the period presented is not considered material to the Company’s consolidated financial statements.

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
Financial Condition at June 30, 2007 and December 31, 2006
The Company continued its pattern of strong growth during the first half of 2007, with total assets increasing by $541.8 million, or 44.9%, to $1.75 billion at June 30, 2007 from $1.2 billion at December 31, 2006. This growth was principally driven by increased loans from our franchise expansion, the completion of our acquisition of the Bank of Richmond on June 1, 2007, and the purchase of investment securities used primarily for balance sheet management and liquidity purposes. Assets acquired through the acquisition of The Bank of Richmond aggregated $235.9 million, including $37.2 million of goodwill. Total loans increased by $364.9 million, or 37.3%, from $979.0 million at December 31, 2006 to $1.34 billion at June 30, 2007. Of this increase, $168.0 million was related to loans from the acquisition of The Bank of Richmond. Therefore, organic loan growth aggregated $196.9 million for the first half of the year. This increase was attributed to the seasoning of our financial centers and our private banking center during the past six months and the robust economies of the markets in which we operate. The Company has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale and trading, were $249.2 million, or 14.2% of total assets, at June 30, 2007 as compared to $120.3 million, or 10.0% of total assets at December 31, 2006.
Funding for the growth in assets and loans was provided by an increase in deposits of $487.5 million to $1.41 billion, and an increase in total borrowings of $8.7 million. Of the increase in deposits, $177.6 million was related to deposits from the acquisition of The Bank of Richmond. Therefore, non-acquisition related deposits grew $309.9 million or 33.6%, from $923.7 million at December 31, 2006. Non-interest-bearing demand deposits increased by 28.8% or $31.1 million to $139.1 million from the $108.0 million balance at December 31, 2006. Savings, money market and NOW accounts increased by 34.3% or $92.2 million to $360.9 million, from the $268.7 million balance at December 31, 2006. These increases, which occurred primarily in the second quarter, are somewhat seasonal related to our Outer Banks, North Carolina and Virginia Beach regions; but also resulted from the maturing of our branch network, especially those financial centers opened over the past year. Additionally, we introduced a new “Platinum” money market account during the second quarter that has been very successful, and enhanced our low cost business checking programs. The Bank of Richmond accounted for approximately $62.5 million of the above increases. Time deposits totaled $911.3 million at June 30, 2007 as compared to $547.1 million at December 31, 2006. This increase of $364.2 million was driven primarily by retail CDs special offerings that are very competitive in our market place, an increase in brokered CDs of $140.2 million, and CD’s related to the acquisition of The Bank of Richmond of $125.8 million. Time deposits of more than $100,000 were $278.6 million, or 19.7% of total deposits at June 30, 2007 as compared with $205.5 million, or 22.2% of total deposits at December 31, 2006. The Company continued using brokered deposits to fund growth. The total brokered time deposits increased to $235.3 million as of June 30, 2007 compared to $95.2 million at December 31, 2006. As a percentage of total deposits, our brokered deposits increased to 16.7% of total deposits as compared to 10.3% at December 31, 2006. Brokered deposits were used primarily to fund loan growth in our loan production offices in Wilmington, Greenville and Chapel Hill, North Carolina and our financial and private banking centers in Raleigh. Loans for these offices aggregated $307 million as of June 30, 2007, an increase of $111.5 million during the first half of 2007. Advances from the Federal Home Loan Bank of Atlanta decreased from $116.0 million, of which $101.5 million was 1ong term debt, to $71.5 million, of which $56.5 million was long term debt. The $45 million decrease in long-term advances was the result of lower cost callable advances being called because of the increase in US Treasury rates during the second quarter. As of June 30, 2007 we had $27 million in federal funds purchased outstanding, as compared with none at December 31, 2006. The Company issued an additional $25 million of junior subordinated debentures (commonly referred to as trust preferred securities) during the second quarter which was used to fund the cash portion of the consideration for The Bank of Richmond acquisition.
Total stockholders’ equity increased by $30.2 million to $139.8 million from December 31, 2006, primarily as a result of issuing approximately 1.85 million shares of Company stock to fund the stock portion of the consideration to acquire The Bank of Richmond, the issuance of 29,502 shares of common stock for the acquisition of Breen Title and Settlement, Inc., in January, and net income of $4.5 million, offset by the net effect of the adoption of SFAS No. 159 of $280,000 during the first quarter and an increase in other comprehensive loss of $2.0 million. Additionally, the Company paid cash dividends of $1.44 million during the first six months of 2007, and repurchased and retired $1.36 million of its common stock during the second quarter. The capital ratios of the Company and the Bank continue to be in excess of the minimums required to be deemed well-capitalized by regulatory authorities. The Company believes that the Bank would remain “well capitalized” under the Federal Reserve Board guidelines.
Asset Quality
An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Amounts in thousands)

Balance at beginning of period	$10,189	$7,423	$9,405	$6,283

Provision charged to operations	1,350	800	2,550	2,000

Charge-offs	(329)	(86)	(755)	(152)
Recoveries	8	10	18	16

Net charge-offs	(321)	(76)	(737)	(136)

Allowance acquired from The Bank of Richmond acquisition	2,122	—	2,122	—

Balance at end of period	$13,340	$8,147	$13,340	$8,147

The table below sets forth, for the periods indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets. The accounting estimates for loan loss are subject to changing economic conditions.

	June 30,	December 31,
	2007	2006
	(Amounts in thousands)

Nonaccrual loans	$874	$3,269
Restructured loans	—	—

Total nonperforming loans	874	3,269
Real estate owned	350	—

Total nonperforming assets	$1,224	$3,269

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	13,340	9,405
Nonperforming loans to period end loans	0.06%	0.33%
Allowance for loan losses to period end loans	0.99%	0.95%
Nonperforming assets to total assets	0.07%	0.27%

Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006
Overview. The Company reported net income of $2.0 million or $0.17 per share (diluted) for the three months ended June 30, 2007, as compared with net income of $864,000 or $0.08 per share (diluted) for the three months ended June 30, 2006, an increase of $1.2 million in net income and $0.09 in earnings per share (diluted). During the second quarter of 2007 a $0.08 per share cash dividend was paid compared to $0.03 per share for the same period in 2006.
The second quarter results for both periods presented were negatively affected by the loss and net cash settlements on the economic hedge (interest rate swap) that it entered into in December 2005 to hedge the interest rate of its variable loan portfolio. The loss and net cash settlements on the economic hedge decreased non-interest income by $948,000 and $1.2 million for the second quarters of 2007 and 2006, respectively, primarily as a result of changes in the LIBOR swap interest rate conditions during the quarters. The market value of the interest rate swap can be volatile from quarter to quarter, and thus can effect net income positively or negatively depending on interest rate conditions and other factors.
The Company’s primary focus (banking, mortgage loan origination, insurance, and investment services) continues to grow with de novo development of its branch network and subsidiary operations, and the completed acquisition of The Bank of Richmond on June 1, 2007. The acquisition of The Bank of Richmond added six additional financial centers in the demographically desirable Richmond, Virginia market and a loan production office in Charlottesville, Virginia. The acquisition and the opening of our second financial center in Raleigh, North Carolina increased our total financial centers to 31, along with a private banking center in Raleigh and three other loan production offices. Our franchise has generated consistently high levels of net interest income and non-interest income since inception. During the second quarter of 2007, total revenue (defined as net interest income and non-interest income) increased $4.2 million or 39.8% to $14.8 million over the prior year second quarter. The increase in revenue was partially offset by increases in non-interest expenses, loan loss provision, and income taxes. The Company has incurred additional non-interest expenses as a result of the franchise growth from period to period, increased FDIC insurance costs, and the acquisition of The Bank of Richmond (which increased non-interest expenses by approximately $330,000 in the second quarter of 2007).
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
Total interest income increased to $26.0 million for the three months ended June 30, 2007, an $8.0 million or 44.5% increase from the $18.0 million earned in the same three months of 2006. Total interest income benefited from a 41.8% increase in average earning assets, driven primarily from a 44.7% growth in average loans since June 30, 2006. Average total interest-earning assets increased $395.6 million to $1.3 billion for the second quarter of 2007, as compared to the second quarter of 2006; and average loans increased $367.5 to $1.2 billion as compared with the second quarter of 2006. The average yield on interest-earning assets increased 13 basis points from 7.65% to 7.78% due to increases in interest rates during the second quarter of 2006 and the corresponding repricing of our variable rate loans representing approximately 64% of our total loan portfolio as of June 30, 2007. However, the yield increase has slowed this quarter as compared with the last few linked quarters as the last rate increase occurred June 29, 2006, and loans have not re-priced since that date.
Average total interest-bearing liabilities increased by $391.4 million, or 47.1%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 49 basis points from 4.22% to 4.71% primarily as a result of several factors including: (1) funding $159 million of the growth over the last 12 months (primarily from loan production offices and our private banking center) with wholesale brokered CD’s (which typically have a higher all-in interest rate than bank core deposits); (2) our portfolio of CDs repricing upwards as a result of interest rates continuing to increase due to competition for deposits, (3) the introduction of a higher cost money market account and CD special during the second quarter of this year; and (4) replacing lower cost FHLB advances that were called during the quarter as a result of increases in the US Treasury rates with higher cost short-term borrowings and wholesale funding.
As a result of the leveling of loan yields, and the increase in funding costs as discussed above, the interest rate spread decreased 36 basis points from 3.43% for the quarter ended June 30, 2006 to 3.07% for the current quarter;

and the net interest margin decreased 45 basis points from 3.95% for the quarter ended June 30, 2006 to 3.50% for the current quarter.
Provision for Loan Losses. The Company recorded a $1.35 million provision for loan losses in the second quarter of 2007, an increase of $550,000 over the $800,000 provision for loan losses recorded for the same quarter of 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the second quarters of both 2007 and 2006, the provision for loan losses was made principally in response to growth in loans, as well as changes in conditions related to the above factors. Net charge-offs as a percentage of average loans increased to 0.11% for the quarter ended June 30, 2007 from 0.02% for the same quarter in 2006; and the Company’s level of nonperforming assets has increased by $736,000 since June 30, 2006. Loan growth for the second quarter of 2007 (excluding the loans acquired through the acquisition of The Bank of Richmond) was $103.1 million as compared with $68.8 million for the quarter ended June 30, 2006. At June 30, 2007 and December 31, 2006, respectively, the allowance for loan losses was $13.3 million and $9.4 million, representing 0.99% and 0.95%, respectively, of loans outstanding at the end of each period. Other than the nonaccrual loans listed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.
Non-Interest Income. Non-interest income totaled $3.1 million for the three months ended June 30, 2007 as compared with $1.3 million for the three months ended June 30, 2006, an increase of $1.8 million or 140%. Both quarters were negatively affected by a loss in the fair value and net cash settlements of the economic hedge of $948,000 and $1.2 million for the quarters ended June 30, 2007 and 2006, respectively. The loss in fair value was primarily as a result of unfavorable LIBOR swap interest rate conditions during the second quarters of 2007 and 2006. The change in market value of the interest rate swap can be volatile from quarter to quarter, and thus can affect non-interest income positively or negatively depending on interest rate conditions and other factors. The loss and net cash settlements on economic hedge did not deter from the significant accomplishments of our non-banking subsidiaries over the past 12 months. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage, brokerage operations and title insurance. Excluding the effects of the aforementioned economic hedge on both quarters, pro forma non-interest income for the quarter ended June 30, 2007 was $4.1 million, a $1.6 million increase or 63% increase over the $2.5 million for the quarter ended June 30, 2006. These increases were related to $150,000 in service charges on deposit accounts, $453,000 of revenues from the mortgage subsidiary, $808,000 of revenues from the insurance operations and higher earnings on bank owned life insurance of $107,000. The increase in service fees and charges resulted principally from the Company’s growth in transaction deposit accounts from period to period from its expanding financial center network. The increase in insurance revenues was due primarily to the acquisition of two agencies in Virginia in the fourth quarter of 2006 and a title insurance agency during the first quarter of 2007, as well as, internal growth from cross-selling bank customers and building our customer base as our bank franchise has grown. BOLI income increased as a result of purchasing $7.0 million of additional BOLI in July of 2006. The increase in mortgage revenue is the result of commencing operations of our new mortgage operation, Gateway Financial Mortgage, Inc., during June of last year and having a full quarter of operations in 2007. Pro forma non-interest income as a percent of total revenue was 26% for the quarter ended June 30, 2007 as compared with 21% for the same quarter of 2006. Due to the volatility and lack of comparability caused by the economic hedge management believes presentation of an unadjusted non-GAAP pro-forma non-interest income and related percent to the revenues provides useful information to investors.
Non-Interest Expenses. Non-interest expenses totaled $10.4 million for the three months ended June 30, 2007, an increase of $1.9 million or 21.7% over the $8.6 million reported for the same three months of 2006. Substantially all of this increase resulted from the Bank’s growth and franchise development during 2006 in which the Bank opened six de novo financial centers, built a state of the art operations center, opened a private banking center, launched a new mortgage subsidiary and made two insurance agency acquisitions. Additionally, the acquisition of The Bank of Richmond added $330,000 of non-interest expense during the second quarter of 2007 and FDIC insurance premiums increased approximately $150,000. For the three months ended June 30, 2007, personnel costs increased by $1.5 million, or 35.3% to $5.7 million from $4.2 million as a result of 123 new hires over the past 12 months (of which 50 were related to The Bank of Richmond), while the costs of occupancy and equipment costs increased by $292,000, or 17.0% to $2.0 million from $1.7 million. Other expenses increased slightly ($72,000 or 3.3%) with a decrease in promotion and consultant expenses being offset by increases in FDIC insurance premiums and higher franchise taxes.
Provision for Income Taxes. The Company’s effective tax rate was approximately 34% and 30.8% for the three months ended June 30, 2007 and 2006, respectively. The reason the provision was lower for the three months ended

June 30, 2006 was due to the effect tax-exempt income from municipal securities and BOLI had on lower pre-tax income in that quarter. As a result of the Company’s sustained pattern of profitability we expect our tax rate to remain near the level incurred for the current quarter. Deferred tax assets have increased primarily due to increases in our loan loss provision.
Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006
Overview. The Company reported net income of $4.5 million or $0.39 per share (diluted) for the six months ended June 30, 2007, as compared with net income of $1.09 or $0.10 per share (diluted) for the six months ended June 30, 2006, an increase of $3.4 million in net income and $0.29 in earnings per share (diluted). During the first six months of 2007 cash dividends totaling $0.13 per share were paid compared to $0.06 per share for the same period in 2006.
The six month results for both periods presented were negatively affected by the loss in market value and net cash settlements on the economic hedge (interest rate swap) that it entered into in December 2005 to hedge the interest rate of its variable loan portfolio. The loss and net cash settlements on the economic hedge decreased non-interest income by $759,000 and $3.0 million for the six month ended June 30, 2007 and 2006, respectively, primarily as a result of unfavorable LIBOR swap interest rate conditions during the periods presented. The market value of the interest rate swap can be volatile from quarter to quarter, and thus can affect net income positively or negatively depending on interest rate conditions and other factors.
The Company’s primary focus (banking, mortgage loan origination, insurance, and investment services) continues to grow with de novo development of its branch network and subsidiary operations, and the completed acquisition of The Bank of Richmond on June 1, 2007. The acquisition of The Bank of Richmond added six additional financial centers in the demographically desirable Richmond, Virginia market and a loan production office in Charlottesville, Virginia. The acquisition and the opening of our second financial center in Raleigh, North Carolina increased our total financial centers to 31, along with a private banking center in Raleigh and three other loan production offices. Our franchise has generated consistently high levels of net interest income and non-interest income since inception. During the six months ended June 30, 2007, total revenue (defined as net interest income and non-interest income) increased $9.7 million or 48.7% to $29.5 million over the same period in the prior year. The increase in revenue was partially offset by increases in non-interest expenses, loan loss provision, and income taxes. The Company has incurred additional non-interest expenses as a result of the franchise growth from period to period, increased FDIC insurance costs, higher franchise tax costs, and the acquisition of The Bank of Richmond (which increased non-interest expenses by approximately $330,000 in the second quarter of 2007).
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
Total interest income increased to $47.6 million for the six months ended June 30, 2007, a $14.4 million or 43.3% increase from the $33.2 million earned in the same six month period of 2006. Total interest income benefited from a 37.7% increase in average earning assets, driven primarily from a 43.6% growth in average loans as compared with the six month period ended June 30, 2006. Average total interest-earning assets increased $338.4 million to $1.24 billion for the six months ended June 30, 2007, as compared to the same six month period of 2006; and average loans increased $336.1 to $1.1 billion as compared with the six months ended June 30, 2006. The average yield on interest-earning assets increased 30 basis points from 7.47% to 7.77% due to increases in interest rates during the second quarter of 2006 and the corresponding re-pricing of our variable rate loans representing approximately 64% of our total loan portfolio as of June 30, 2007. However, we would expect the year-to-date yield increases as compared with the prior year to slow in the following quarters as the last rate increase occurred June 29, 2006, and loans have not re-priced since that date.
Average total interest-bearing liabilities increased by $331.9 million, or 42.1%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 64 basis points from 4.02% to 4.66% primarily as a result of several factors including: (1) funding $159 million of the growth over the last 12 months (primarily from loan production offices and our private banking center) with wholesale brokered CD’s (which typically have a higher all-in interest rate than bank core deposits); (2) our portfolio of CDs re-pricing upwards as a result of interest rates continuing to increase due to competition for deposits, (3) the introduction of a higher cost money market account and CD special during the second quarter of this year; and (4) replacing lower cost FHLB advances that were called during the quarter as a result of increases in the US Treasury rates with higher cost short-term borrowings and wholesale funding.
As a result of the leveling of loan yields, and the increase in funding costs as discussed above, the interest rate spread decreased 34 basis points from 3.45% for the six months ended June 30, 2006 to 3.11% for the current six month period; and the net interest margin decreased 39 basis points from 3.94% for the six months ended June 30, 2006 to 3.55% year-to-date for 2007.
Provision for Loan Losses. The Company recorded a $2.55 million provision for loan losses for the six months ended June 30, 2007, an increase of $550,000 over the $2.0 million provision for loan losses recorded for the same period of 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the six month periods of both 2007 and 2006, the provision for loan losses was made principally in response to growth in loans, as well as changes in conditions related to the above factors. Net charge-offs as a percentage of average loans increased to 0.13% for the six months ended June 30, 2007 from 0.06% for the same period in 2006; and the Company’s level of nonperforming assets has increased by $736,000 since June 30, 2006. Loan growth for the six months ended June 30, 2007 (excluding the loans acquired through the acquisition of The Bank of Richmond) was $196.9 million as compared with $185.7 million for the six months ended June 30, 2006. At June 30, 2007 and December 31, 2006, respectively, the allowance for loan losses was $13.3 million and $9.4 million, representing 0.99% and 0.95%, respectively, of loans outstanding at the end of each period. Other than the nonaccrual loans listed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.
Non-Interest Income. Non-interest income totaled $7.8 million for the six months ended June 30, 2007 as compared with $2.3 million for the six months ended June 30, 2006, an increase of $5.5 million or 236%. Both six month periods were negatively affected by a loss in the fair value and net cash settlements of the economic hedge of $759,000 and $3.0 million for the six months ended June 30, 2007 and 2006, respectively. The loss in fair value was primarily as a result of unfavorable LIBOR swap interest rate conditions during the second quarter of 2007 and six month period of 2006. The change in market value of the interest rate swap can be volatile from quarter to quarter, and thus can affect non-interest income positively or negatively depending on interest rate conditions and other factors. The loss and net cash settlements on economic hedge did not deter from the significant accomplishments of our non-banking subsidiaries over the past 12 months. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage, brokerage operations and title insurance. Excluding the effects of the aforementioned economic hedge on both quarters, pro forma non-interest income for the six months ended June 30, 2007 was $8.5 million, a $3.2 million increase or 60% increase over the $5.3 million for the six months ended June 30, 2006. These increases were related to $312,000 in service charges on deposit accounts, $1.2 million of revenues from the mortgage subsidiary, $1.4 million of revenues from the insurance operations and higher earnings on bank owned life insurance of $200,000. The increase in service fees and charges resulted principally from the Company’s growth in transaction deposit accounts from period to period from its expanding financial center network. The increase in insurance revenues was due primarily to the acquisition of two agencies in Virginia in the fourth quarter of 2006 and a title insurance agency during the first quarter of 2007, as well as, internal growth from cross-selling bank customers and building our customer base as our bank franchise has grown. BOLI income increased as a result of purchasing $7.0 million of additional BOLI in July of 2006. The increase in mortgage revenue is the result of commencing operations of our new mortgage operation, Gateway Financial Mortgage, Inc., during June of last year and having a full six months of operations in 2007. Pro forma non-interest income as a percent of total revenue was 28.2% for the six months ended June 30, 2007 as compared with 23.3% for the same period of 2006.
Non-Interest Expenses. Non-interest expenses totaled $19.9 million for the six months ended June 30, 2007, an increase of $3.5 million or 21.6% over the $16.4 million reported for the same six month period of 2006. Substantially all of this increase resulted from the Bank’s growth and franchise development during 2006 in which the Bank opened six de novo financial centers, built a state of the art operations center, opened a private banking center, launched a new mortgage subsidiary and made two insurance agency acquisitions. Additionally, the acquisition of The Bank of Richmond added $330,000 of non-interest expense during the second quarter of 2007, and FDIC insurance premiums increased approximately $200,000. For the six months ended June 30, 2007, personnel costs increased by $3.0 million, or 38.4% to $11 million from $7.9 million as a result of 123 new hires over the past 12 months (of which 50 were related to The Bank of Richmond), while the costs of occupancy and equipment costs increased by $560,000, or 17.2% to $3.8 million from $3.3 million. Other expenses decreased slightly ($86,000 or 2.0%) with a decrease in promotion and consultant expenses being offset by increases in FDIC insurance premiums, higher franchise taxes, and amortization of intangible assets.
Provision for Income Taxes. The Company’s effective tax rate was approximately 35.4% and 24.7% for the six months ended June 30, 2007 and 2006, respectively. The reason the provision was lower for the six months ended June 30, 2006 was due to the effect tax-exempt income from municipal securities and BOLI had on lower pre-tax income for that period. As a result of the Company’s sustained pattern of profitability we expect our tax rate to remain near the level incurred for the current year-to-date period. Deferred tax assets have increased primarily due to increases in our loan loss provision.
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

	For the Six Months Ended June 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$1,107,156	$44,498	8.10%	$771,077	$30,333	7.93%
Interest-earning deposits	7,940	172	4.37%	3,080	73	4.78%
Investment securities available for sale and trading securities:
Taxable	98,527	2,380	4.87%	106,674	2,426	4.58%
Tax-exempt	10,072	186	3.72%	5,448	123	4.55%
FHLB/FRB stock	11,977	391	6.58%	11,025	280	5.14%

Total interest-earning assets	1,235,672	47,627	7.77%	897,304	33,235	7.47%

Other assets	115,269			81,798

Total assets	$1,350,941			$979,102

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$286,714	4,866	3.42%	$225,032	3,340	2.99%
Time deposits	628,441	15,720	5.04%	433,839	9,077	4.22%
Short-term borrowings	28,839	818	5.72%	58,217	1,478	5.12%
Long-term borrowings	175,712	4,475	5.14%	70,690	1,806	5.15%

Total interest-bearing liabilities	1,119,706	25,879	4.66%	787,778	15,701	4.02%

Demand deposits	107,179			85,157
Other liabilities	9,031			3,907
Stockholders’ equity	115,025			102,260

Total liabilities and stockholders’ equity	$1,350,941			$979,102

Net interest income and interest rate spread		$21,748	3.11%		$17,534	3.45%

Net interest margin			3.55%			3.94%

Ratio of average interest-earning assets to average interest-bearing liabilities	110.36%			113.90%

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

	Six Months Ended
	June 30, 2007 vs. June 30, 2006
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$13,364	$801	$14,165
Interest-earning deposits	110	(11)	99
Investment securities available for sale and trading securities:
Taxable	(191)	145	(46)
Tax-exempt	95	(32)	63
Other interest and dividends	28	83	111

Total interest income	13,406	986	14,392

Interest expense:
Deposits:
Savings, NOW and money market	981	545	1,526
Time deposits	4,470	2,173	6,643
Short-term borrowings	(790)	130	(660)
Long-term borrowings	2,679	(10)	2,669

Total interest expense	7,340	2,838	10,178

Net interest income increase	$6,066	$(1,852)	$4,214

Liquidity and Capital Resources
The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and trading and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at June 30, 2007, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $172.1 million, with $71.5 million outstanding; and federal funds lines of credit with other financial institutions in the amount of $106.5 million, with $27.0 million outstanding.
Total deposits were $1.4 billion and $923.7 million at June 30, 2007 and December 31, 2006, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits, wholesale brokered CDs and borrowings as a source of funds. Time deposits are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At June 30, 2007 and December 31, 2006, time deposits represented 64.6% and 59.2%, respectively, of the Company’s total deposits. Time deposits of $100,000 or more represented 19.7% and 22.2%, respectively, of the Bank’s total deposits at June 30, 2007 and December 31, 2006. At June 30, 2007, the Company had $18.7 million in deposits from nineteen public units and $235.3 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit of the public units will renew upon maturity.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments, wholesale funding (brokered CDs and borrowings from Federal Home Loan Bank), fed funds line of credit, and current earnings to provide liquidity; and will use funds thus generated to make loans and to purchase securities, primarily investment grade securities issued by the federal government and its agencies, investment grade corporate securities and investment grade mortgage-backed securities.
At June 30, 2007 and 2006, the Company’s Tier 1 leverage ratio was 9.82% and 12.48%, respectively. All capital ratios place the Company and the Bank well in excess of the minimum required to be deemed well-capitalized by regulatory measures.
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
Subsequent Events
On July 23, 2007, Gateway Financial Holdings, Inc. filed a Form S-8 registering the Gateway Financial Holdings, Inc. BOR 1999 Stock Option Plan acquired as a condition of The Bank of Richmond transaction. This registration covered 601,237 authorized common shares of the Company. The Bank of Richmond had 374,787 stock options outstanding at the time of acquisition, which leaves 226,450 shares available to the Company to make future grants of stock options.
Gateway Financial Holdings, Inc., the holding company for Gateway Bank & Trust Co., announced that its board of directors has approved a quarterly cash dividend of $0.08 per share. The dividend is payable on August 30, 2007 to shareholders of record at the close of business on August 15, 2007.

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

Part II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2007.

Total Number
			of Shares	Maximum Number
			Purchased as	of Shares That
	Total Number	Average Price	Part of	May Yet Be
	of Shares	Paid per	Publicly	Purchased Under
Period	Purchased	Share	Announced Program	the Program(1)

June 1, 2007 to June 30, 2007	92,564	$14.70	92,564	407,436

Total	92,564	$14.70	92,564	407,436

(1)	The Company’s stock repurchase program, as approved by the Board of Directors on April 30, 2007, provides for the purchase of up to 500,000 shares. There have been 92,564 shares purchased under the 2007 plan.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders was held on May 30, 2007. Of the 11,039,858 shares entitled to vote at the meeting, 9,431,836 voted. The following matters were voted on at the meeting:
Proposal 1: Approval of the Agreement and Plan of Reorganization and Merger with The Bank of Richmond

For	Against	Abstain
6,704,984	112,714	21,181
Proposal 2: To elect five members of the Board of Directors as Class II directors to serve three-year terms until the annual meeting in 2010,or until their successors are elected and qualified, or until their death, resignation or retirement.
Votes for each nominee were as follows:

NOMINEE	FOR	WITHHOLD

William Brumsey III	8,963,433	468,403

James H. Ferebee, Jr.	9,082,254	349,582

Frances Morrisette Norrell	9,076,707	355,129

Billy G. Roughton	8,165,095	1,266,741

Ollin B. Sykes	9,073,348	358,489

The following directors continue in office after the annual meeting:

H. Spencer Barrow
D. Ben Berry
Jimmie Dixon, Jr.
Charles R. Franklin, Jr.
Robert Y. Green, Jr.
William Taylor Johnson
Robert Willard Luther, III
W. C. Owens, Jr.
Frank T. Williams
Jerry T. Womack
Proposal 3: Approval of an Amendment to the Company’s Bylaws increasing the authorized number of directors from fifteen to seventeen:

For	Against	Abstain
9,207,567	197,334	26,935
Proposal 4: To elect a Class III director to serve a one-year term until the annual meeting in 2008, or until his successor is elected and qualified, or until his death, resignation or retirement:

NOMINEE	FOR	WITHHOLD

William A. Paulette	9,061,910	369,926

Proposal 5: Approval of an Amendment to the Company’s Articles of Incorporation increasing the authorized number of shares of common stock from 20,000,000 to 30,000,000.

For	Against	Abstain
8,849,778	563,290	18,768
Item 6. Exhibits

Exhibit #	Description

10.1	BOR 1999 Stock Option Plan of Gateway Financial Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Form S-8 dated July 25, 2007)

10.2	Change in Control Agreement with Matthew D. White

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.0	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.
Date: August 9, 2007	By:	/s/ D. Ben Berry
D. Ben Berry
President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Theodore L. Salter
Theodore L. Salter
Senior Executive Vice President and Chief Financial Officer