Form 10-Q
period 2007-09-30
GATEWAY FINANCIAL HOLDINGS INC
filed 2007-11-09
CIK 1156953

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of, November 5, 2007, 12,658,262 shares of the issuer’s common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.
This report contains 30 pages.

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31,
	(Unaudited)	2006*
	(In thousands, except share data)
ASSETS
Cash and due from banks	$20,752	$22,077
Interest-earning deposits in other banks	3,401	4,717
Trading securities	44,007	—
Investment securities available for sale, at fair value	103,481	93,475
Mortgage loans held for sale	5,491	15,576
Loans	1,402,370	979,016
Allowance for loan losses	(14,046)	(9,405)

NET LOANS	1,388,324	969,611

Accrued interest receivable	12,817	8,742
Stock in Federal Reserve Bank, at cost	5,337	3,609
Stock in Federal Home Loan Bank of Atlanta, at cost	8,850	6,970
Premises and equipment, net	56,300	38,456
Intangible assets, net	5,224	4,163
Goodwill	46,641	8,452
Bank-owned life insurance	25,847	25,051
Real estate owned	350	—
Other assets	10,423	6,578

TOTAL ASSETS	$1,737,245	$1,207,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$127,909	$108,007
Savings	24,295	7,249
Money market and NOW	342,647	261,409
Time	858,446	547,060

TOTAL DEPOSITS	1,353,297	923,725

Short term borrowings	14,500	14,500
Long term borrowings ($15,199 at fair value as of September 30, 2007)	216,937	152,429
Accrued expenses and other liabilities	11,410	7,183

TOTAL LIABILITIES	1,596,144	1,097,837

Commitments (Note 3)

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 30,000,000 shares authorized,12,656,809 and 10,978,014 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	128,341	101,669
Retained earnings	13,812	8,708
Accumulated other comprehensive loss	(1,052)	(737)

TOTAL STOCKHOLDERS’ EQUITY	141,101	109,640

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,737,245	$1,207,477

*	Derived from audited consolidated financial statements.
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Amounts in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$28,483	$17,834	$72,981	$48,167
Trading account securities	626	—	1,487	—
Investment securities available for sale:
Taxable	1,186	1,161	2,705	3,587
Tax-exempt	119	58	305	181
Interest-earning bank deposits	145	37	317	110
Other interest and dividends	200	130	591	410

Total Interest Income	30,759	19,220	78,386	52,455

Interest Expense
Money market, NOW and savings deposits	3,351	2,259	8,217	5,599
Time deposits	11,582	5,541	27,302	14,618
Short-term borrowings	147	685	965	2,163
Long-term borrowings	2,120	1,242	6,595	3,048

Total Interest Expense	17,200	9,727	43,079	25,428

Net Interest Income	13,559	9,493	35,307	27,027

Provision for Loan Losses	750	600	3,300	2,600

Net Interest Income After Provision for Loan Losses	12,809	8,893	32,007	24,427

Non-Interest Income
Service charges on deposit accounts	1,047	875	2,922	2,438
Mortgage operations	780	441	2,445	893
Gain (loss) and net cash settlements on economic hedge	1,343	1,601	584	(1,416)
Gain on sale of securities available for sale	—	—	163	653
Gain (loss) from trading securities	97	—	356	—
Insurance operations	1,287	650	4,126	2,101
Brokerage operations	210	189	672	517
Income from bank-owned life insurance	268	273	796	601
Other	1,086	387	1,820	938

Total Non-Interest Income	6,118	4,416	13,884	6,725

Non-Interest Expense
Personnel costs	6,935	4,534	17,920	12,474
Occupancy and equipment	2,164	1,812	5,981	5,069
Data processing fees	538	405	1,417	1,259
Other (Note 4)	2,716	2,267	6,978	6,615

Total Non-Interest Expense	12,353	9,018	32,296	25,417

Income Before Income Taxes	6,574	4,291	13,595	5,735

Income Tax Expense	2,358	1,513	4,846	1,869

Net Income	$4,216	$2,778	$8,749	$3,866

Net Income Per Common Share
Basic	$0.33	$0.26	$0.74	$0.36
Diluted	0.32	0.25	0.72	0.35

Weighted Average Common Shares Outstanding
Basic	12,630,561	10,805,652	11,749,204	10,785,821
Diluted	13,096,695	11,097,299	12,116,100	11,104,389
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
				Other Com-	Total
	Common Stock		Retained	prehensive	Stockholders’
	Shares	Amount	Earnings	Loss	Equity
		(Amounts in thousands, except share data)
Balance at December 31, 2006	10,978,014	$101,669	$8,708	$(737)	$109,640

Cumulative-effect adjustment resulting from the adoption of SFAS No. 159, net of tax	—	—	(1,197)	917	(280)

Comprehensive income:
Net income	—	—	8,749	—	8,749
Other comprehensive loss, net of tax	—	—	—	(1,232)	(1,232)

Total comprehensive income					7,517

Dividends ($.21 per share)	—	—	(2,448)	—	(2,448)

Acquisition of The Bank of Richmond:
Common stock issued	1,845,855	26,168	—	—	26,168
Fair value of stock options assumed	—	3,624	—	—	3,624

Shares issued for subsidiary acquisition	29,502	425	—	—	425

Shares issued in dividend reinvestment plan	28,908	415	—	—	415

Issuance of restricted stock	64,500	—	—	—	—

Shares issued from option exercise, including tax benefit	10,030	104	—	—	104

Shares repurchased	(300,000)	(4,360)	—	—	(4,360)

Stock based compensation related to restricted stock	—	205	—	—	205

Stock based compensation related to options	—	91	—	—	91

Balance at September 30, 2007	12,656,809	$128,341	$13,812	$(1,052)	$141,101

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$8,749	$3,866
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	432	233
Depreciation and amortization	2,035	1,718
Provision for loan losses	3,300	2,600
Market value (gain) loss on economic hedge	(1,226)	1,011
Gain on sale of investment securities available for sale	(163)	(653)
Gain from trading securities	(356)	—
Gain from fair value on junior subordinated debt	(626)	—
Stock based compensation	296	159
Proceeds from sale of mortgage loans held for sale	149,575	24,948
Mortgage loan originations held for sale	(139,490)	(30,612)
Earnings on bank-owned life insurance	(796)	(601)
Changes in assets and liabilities:
Increase in accrued interest receivable	(3,201)	(1,642)
Increase in other assets	(3,367)	(661)
Increase in accrued expenses and other liabilities	3,603	801

Net Cash Provided by Operating Activities	18,765	1,167

Cash Flows from Investing Activities
Cash received (paid) from investment securities available for sale transactions:
Purchases	(89,640)	(155)
Maturities	8,275	12,460
Sales	22,267	5,459
Calls	—	714
Cash received (paid) from trading securities for sale transactions:
Purchases	(69,962)	—
Maturities	35,000	—
Sales	42,337	—
Calls	—	—
Cash and cash equivalents acquired with The Bank of Richmond acquisition	17,974	—
Cash paid for subsidiary acquisition	(445)	—
Cash paid for The Bank of Richmond acquisition	(26,791)	—
Purchase of bank owned life insurance	—	(7,000)
Net increase in loans	(256,134)	(223,953)
Purchases of premises and equipment	(11,115)	(9,339)
Redemption (purchase) of FHLB stock	(1,880)	206
Purchase of FRB stock	(1,728)	(1,512)

Net Cash Used by Investing Activities	(331,842)	(223,120)

Cash Flows from Financing Activities
Net increase in deposits	252,000	187,831
Net decrease in short term borrowings	—	(8,999)
Net increase in long term borrowings	64,725	54,764
Cash dividends paid	(2,448)	(1,129)
Tax benefit of options exercised	28	103
Repurchase of common stock	(4,360)	—
Proceeds from the exercise of stock options	76	53
Proceeds from the issuance of common stock	415	4,838

Net Cash Provided by Financing Activities	310,436	237,461

Net (Decrease) Increase in Cash and Cash Equivalents	(2,641)	15,508
Cash and Cash Equivalents, Beginning	26,794	22,143

Cash and Cash Equivalents, Ending	$24,153	$37,651

Supplemental disclosure of cash flow information:
Transfer to REO	$350	$—
Merger acquisition of subsidiary company:
Investment securities transferred from available for sale to trading	$51,012	$—
Fair value of assets acquired	$218,104	$—
Fair value of liabilities assumed	$179,593	$—
Common stock issued and stock options assumed	$29,792	$—
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
The Bank has four wholly-owned subsidiaries: Gateway Bank Mortgage, Inc., which began operations during the second quarter of 2006, whose principal activity is to engage in originating and processing mortgage loans, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, Gateway Title Agency, Inc., acquired in January 2007, with offices in Newport News, Hampton and Virginia Beach, Virginia, whose principal activity is to engage in title services for real estate transactions and Gateway Insurance Services, Inc., an independent insurance agency with offices in Edenton, Hertford, Elizabeth City, Moyock, Plymouth and Kitty Hawk, North Carolina and Chesapeake and Newport News, Virginia.
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
Generally, trust preferred securities qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Board of Governors of the Federal Reserve issued the final rule that retains the inclusion of trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the new rule, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Currently we have $7.6 million of our trust preferred securities that do not qualify for Tier 1 capital and is included in Tier 2 capital.
All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.
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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 2 — Stock Compensation Plans
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash flows, rather than as a reduction of taxes paid, which is included within operating cash flows.
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
The Company has four share-based compensation plans in effect at September 30, 2007. The compensation cost that has been charged against income for those plans was approximately $97,000 and $296,000 for the three and nine months ended September 30, 2007, respectively. The compensation cost that has been charged against income for those plans was approximately $53,000 and $159,000 for the three and nine months ended September 30, 2006, respectively. The Company recorded a deferred tax benefit in the amount of $111,000 and $61,000 related to share-based compensation during the nine months ended September 30, 2007 and 2006, respectively.
During 1999 the Company adopted, with shareholder approval, an Incentive Stock Option Plan (the “Employee Plan”) and a Nonstatutory Stock Option Plan (the “1999 Director Plan”). During 2001 the Company increased, with shareholder approval, the number of shares available under its option plans. In 2002, the Company increased, with shareholder approval, the number of shares available under the Employee Plan. The Company also adopted a 2001 Nonstatutory Stock Option Plan. On November 24, 2004, the Company adopted a 2005 Omnibus Stock Ownership And Long Term Incentive Plan (the “Omnibus Plan”) providing for the issuance of up to 726,000 shares of common stock under the terms of the Omnibus Plan, approved by the shareholders at the annual shareholder meeting. All options granted prior to November 2004 to non-employee directors vested immediately at the time of grant, while other options from this pool vest over a four-year period with 20% vesting on the grant date and 20% vesting annually thereafter. Options granted from the pool of shares made available on November 24, 2004 to non-employee directors vested immediately at the time of the grant, while options from this pool granted to employees vested 50% at the time of the grant and 50% the following year. In May 2005, the shareholders approved the Omnibus Plan. During the year ended December 31, 2006 the Company granted 166,500 nonstatutory options which will vest at 20% per year beginning the month following the quarter in which the Company achieves a ROA of 1%. For purposes of the ROA calculation, the gain or loss from the fair market value of the economic hedge are excluded. During the first nine months of 2007 the Company granted 10,500 nonstatutory options with the same vesting criteria as in 2006.
The Company assumed as a result of the acquisition of The Bank of Richmond, the 1999 BOR Stock Option Plan, which was adopted by the Board of Directors of The Bank of Richmond as of June 2, 1999. The plan provides for the issuance of up to 601,237 shares of common stock of which 374,787 were outstanding and fully vested as of September 30, 2007.
All unexercised options expire ten years after the date of grant. All references to options have been adjusted to reflect the effects of stock splits. The exercise price of all options granted to date under these plans range from $3.95 to $16.53.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 2 — Stock Compensation Plans (Continued)
The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company has assumed a volatility rate of 14.2% to 17.1%, an expected life of 7 years, interest rate of 4.37% and a dividend yield of 2.00% in the Black Scholes computation related to the options granted in 2007. The Company granted 10,000 and 10,500 nonqualifying stock options during the three and nine months ended September 30, 2007, respectively; and the Company granted 152,500 nonqualifying stock options during the three and nine months ended September 30, 2006, respectively.
A summary of option activity under the stock option plans as of and for the period ended September 30, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2006	1,509,697	$10.82	6.31 Years
Exercised	—	—
Authorized	—	—
Forfeited	(3,500)	14.29
Granted	500	14.16

Outstanding at March 31, 2007	1,506,697	$10.81	6.06 Years	$5,619,980
Exercised	(2,544)	9.14
Authorized	—	—
Forfeited	—	—
Granted	—	—
Assumed in Bank of Richmond acquisition	374,787	4.56

Outstanding at June 30, 2007	1,878,940	9.56	5.31 Years	$9,745,087
Exercised	(7,486)	6.56
Authorized	—	—
Forfeited	—	—
Granted	10,000	14.06

Outstanding at September 30, 2007	1,881,454	9.62	5.07 Years	$11,647,535

Exercisable at September 30, 2007	1,711,683	$9.13	4.68 Years	$11,454,735

For the three and nine months ended September 30, 2007 the intrinsic value of options exercised was approximately $68,000 and $82,000, respectively. For the three and nine months ended September 30, 2006 the intrinsic value of options exercised was approximately $0 and $80,000. For the three months ended September 30, 2007 six employees exercised 5,486 options and one retired director exercised 2,000 options. For the three and nine months ended September 30, 2006, 0 and 8,800 options were exercised, respectively.
Cash received from option exercises for the three and nine months ended September 30, 2007 was $49,000 and $76,000, respectively. The actual tax benefit in stockholders’ equity realized for the tax deductions from exercise of stock options for the three and nine months ended September 30, 2007 was $18,000 and $28,000, respectively.
The fair value of options vested during the three and nine months ended September 30, 2007 was $10,000 and $30,000, respectively. The fair value of options vested over the three and nine months ended September 30, 2006, was $12,000 and $23,000, respectively.
The restricted stock granted during the first nine months of 2007 had a vesting period of three years for 61,000 shares and five years for 3,500 shares. The employees that received the grants must maintain continued service with the Company for the three or five year period in order to receive the benefit of the stock. For the three and nine months ended September 30, 2007 13,750 shares with a fair value of $196,000 vested and 6,050 shares of restricted stock with a fair value of $86,000 vested over the three and nine months ended September 30, 2007 and 2006, respectively.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 2 — Stock Compensation Plans (Continued)
A summary of restricted stock outstanding (split adjusted) during the first nine months of 2007 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding at December 31, 2006	13,750	$15.26
Granted	39,500	14.39
Vested	—	—
Forfeited	—	—

Non-vested outstanding at March 31, 2007	53,250	$14.61
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested outstanding at June 30, 2007	53,250	14.61
Granted	25,000	14.94
Vested	(13,750)	15.26
Forfeited	—	—

Non-vested outstanding at September 30, 2007	64,500	$14.60

As of September 30, 2007, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. The cost expected to be recognized for the remaining quarter of 2007, 2008, 2009, 2010, 2011, 2012 and 2013 is $113,000, $446,000, $423,000, $207,000, $134,000, $30,000 and $2,000, respectively.
The Company funds the option shares from authorized, but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans.
Note 3 — Commitments
In the normal course of business there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. The following table reflects commitments of the Company outstanding as of September 30, 2007. In addition, we expect our premises and equipment balance to increase approximately 15% over the current balance in the next 12 months for our building projects.

	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Undisbursed home equity credit lines	$71,317	$71,317	$—	$—	$—
Other commitments and credit lines	26,091	26,091	—	—	—
Undisbursed portion of construction loans	293,051	293,051	—	—	—
Lease obligations	21,010	1,554	2,772	2,536	14,148
Construction	16,500	16,500	—	—	—
Standby letters of credit	15,078	15,078	—	—	—

Total other commitments	$443,047	$423,591	$2,772	$2,536	$14,148

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 4 — Other Non-Interest Expense
The major components of other non-interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Postage, printing and office supplies	$503	$385	$1,273	$1,155
Advertising and promotion	187	445	569	1,153
Professional services	346	299	987	1,298
Other	1,680	1,138	4,149	3,009

	$2,716	$2,267	$6,978	$6,615

Note 5 — Comprehensive Income
A summary of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Net income	$4,216	$2,778	$8,749	$3,866

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	1,322	2,315	(1,808)	(285)
Tax effect	(527)	(890)	678	110
Reclassification of (gains) losses recognized in net income	—	—	(163)	(653)
Tax effect	—	—	61	252

Total other comprehensive income (loss)	795	1,425	(1,232)	(576)

Comprehensive income	$5,011	$4,203	$7,517	$3,290

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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 6 — Per Share Results (Continued)
The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average outstanding shares used for basic EPS	12,630,561	10,805,652	11,749,204	10,785,821

Plus incremental shares from:
Stock options	461,040	276,121	349,928	302,011
Restricted stock	5,094	15,526	16,968	16,557

Weighted average outstanding shares used for diluted EPS	13,096,695	11,097,299	12,116,100	11,104,389

No adjustments were required to be made to net income in the computation of diluted earnings per share. For the three and nine months ended September 30, 2007 there were 314,750 options, respectively, that were antidilutive; and for the three and nine months ended September 30, 2006 152,500 options were antidilutive since the exercise price for these options exceeded the average market price of the Company’s common stock for the period.
Note 7 — Business Segment Reporting
In addition to its banking operations, the Company has three other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, Gateway Bank Mortgage, Inc., a mortgage company which began operations during the second quarter of 2006, and its insurance operations consisting of Gateway Insurance Services, Inc., an independent insurance agency and Gateway Title Agency, Inc., an independent title company which began operations during the first quarter of 2007. Set forth below is certain financial information for each segment and in total:

	Consolidated	Adjustments	Banking	Mortgage	Brokerage	Insurance
	(Amounts in thousands)
Total Assets at September 30, 2007	$1,737,245	$—	$1,722,703	$5,689	$848	$8,005

Three Months Ended September 30, 2007
Net interest income	$13,559	$131	$13,411	$11	$—	$6
Non-interest income	6,118	—	3,842	778	210	1,288

Total income	$19,677	$131	$17,253	$789	$210	$1,294

Net income	$4,216	$131	$3,766	$106	$69	$144

Three Months Ended September 30, 2006
Net interest income	$9,493	$—	$9,443	$44	$—	$6
Non-interest income	4,416	—	3,150	427	189	650

Total income	$13,909	$—	$12,593	$471	$189	$656

Net income (loss)	$2,778	$—	$2,643	$(62)	$67	$130

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 7 — Business Segment Reporting (Continued)

	Consolidated	Adjustments	Banking	Mortgage	Brokerage	Insurance
	(Amounts in thousands)
Nine Months Ended September 30, 2007
Net interest income	$35,307	$376	$34,881	$37	$—	$13
Non-interest income	13,884	—	6,670	2,415	672	4,127

Total income	$49,191	$376	$41,551	$2,452	$672	$4,140

Net income	$8,749	$376	$6,995	$382	$200	$796

Nine Months Ended September 30, 2006
Net interest income	$27,027	$54	$26,966	$(9)	$—	$16
Non-interest income	6,725	—	3,572	535	517	2,101

Total income	$33,752	$54	$30,538	$526	$517	$2,117

Net income (loss)	$3,866	$54	$3,401	$(237)	$74	$574

Note 8 — Derivatives
On September 11, 2007 the Company sold the $150.0 million stand-alone derivative financial instrument which was entered into on December 30, 2005. The Company received a $115,000 termination fee from the counterparty for terminating its position in the financial instrument. The derivative financial instrument was in the form of an interest rate swap agreement, which derives its value from underlying interest rates. The Company used this interest rate swap agreement to effectively convert a portion of its variable rate loans to a fixed rate. These transactions involved both credit and market risk. The notional amount is the amount on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires that changes in the fair value of derivative financial instruments that are not designated or do not qualify as hedging instruments be reported as an economic gain or loss in non-interest income. For the three and nine months ended September 30, 2007, a gain of $1.4 million and $1.2 million, respectively and for the three and nine months ended September 30, 2006, a gain of $1.9 million and a loss of $1.0 million, respectively were included in non-interest income related to the change in the fair value of the interest rate swap agreement. Fair value changes in this derivative can be volatile from quarter to quarter, and are primarily driven by changes in interest rates. Net cash monthly settlements are recorded as non-interest income in the period to which they relate. For the three and nine months ended September 30, 2007 the interest rate swap cash settlements decreased non-interest income by $75,600 and $641,200, and for the three and nine months ended September 30, 2006 by $284,000 and $400,000 respectively. The 2007 cash settlements included the $115,000 termination fee described above.
The Company was exposed to credit related losses in the event of nonperformance by the counterparty to this agreement. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect the counterparty to fail their obligations.
This agreement required the Company to make monthly payments at a variable rate determined by a specified index (prime rate as stated in Publication H-15) in exchange for receiving payments at a fixed rate.
The Company had been required to provide collateral in the form of U. S. Treasury Securities of $2.0 million to the counterparty based on the evaluation of the market value of the agreement. The company received back its collateral when the financial instrument was terminated.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 9 – Fair Value Measurement
Effective January 1, 2007, the Company elected early adoption of Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities”. SFAS No. 157, which was issued in September 2006, establishes a framework for using fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Company selected the fair value measurement option for various pre-existing financial assets and liabilities, including certain short-term investment securities used primarily for liquidity and asset liability management purposes in the available for sale portfolio totaling approximately $51 million; and junior subordinated debentures issued to unconsolidated capital trusts of $15.5 million. The initial fair value measurement of these items resulted in, approximately, a $1.20 million cumulative-effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007. Under SFAS No. 159, this one-time charge was not recognized in current earnings.
The investment securities selected for fair value measurement are classified as trading securities because they are held principally for resale in the near term and are reported at fair value in the consolidated balance sheet at September 30, 2007. Interest and dividends are included in net interest income. Unrealized gains and losses are reported as a component in non-interest income. The Company recorded trading gains of approximately $97,000 and $356,000 for the three and nine months ended September 30, 2007. Additionally, the Company recorded income of $576,000 and $626,000 related to the change in fair value of the junior subordinated debentures during the three and first nine months ended September 30, 2007, which was also recorded as a component of non-interest income. The Company chose to elect fair value measurement for these specific assets and liabilities because they will have a positive impact on the Company’s ability to manage the market and interest rate risks and liquidity associated with certain financial instruments (primarily investments with short durations and low market volatility); improve its financial reporting; mitigate volatility in reported earnings without having to apply complex hedge accounting rules; and remain competitive in the marketplace during the remainder of 2007, as well as future periods. The Company chose not to elect fair value measurement for municipal securities, corporate equity securities and bonds, longer term duration mortgage-backed securities, and held to maturity investments.
Below is a table that presents the cumulative – effect adjustment to retained earnings for the initial adoption of the fair value option (FVO) for the elected financial assets and liabilities as of January 1, 2007:

	Balance Sheet		Balance Sheet
	1/1/07 prior	Net Gain/(Loss)	1/1/07 after
Description	to adoption	upon adoption	adoption of FVO
	(Amounts in Thousands)
Trading securities	$—	$—	$51,012
Accumulated other comprehensive loss	917	(917)	—
Junior subordinated debenture	(15,465)	(447)	(15,912)
Pretax cumulative effect of adoption of the fair value option	—	(1,364)	—
Decrease in deferred tax asset	—	167	—

Cumulative effect of adoption of the fair value option (charge to retained earnings)		$(1,197)

In accordance with SFAS No. 157, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U. S. Treasury, other U.S. government and agency mortgage-backed securities, and corporate and municipal bonds that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 9 – Fair Value Measurement (Continued)
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
The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities that were elected under SFAS No. 159 as well as for certain assets and liabilities in which fair value is the primary basis of accounting. The most significant instruments that the Company fair values include securities, derivative instruments, and certain junior subordinated debentures. The majority of instruments fall into the Level 1 or 2 fair value hierarchy.
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

						Changes in Fair Values for the
						9-Month Period Ended September 30, 2007
			Fair Value Measurements at			for Items Measured at air Value Pursuant to
			September 30, 2007, Using			Election of the Fair Value Option
										Total
	Total Carrying									Changes in
	Amount in The		Quoted Prices	Significant						Fair Value
	Consolidated	Assets/Liabilities	in Active	Other	Significant	Trading	Other		Consolidated	Included in
	Balance	Measured at	Markets for	Observable	Unobservable	Gains	Gains	Interest	Expense	Current
	Sheet	Fair Value	Identical Assets	Inputs	Inputs	and	and	Income	on Long-	Period
Description	9/30/2007	9/30/2007	(Level 1)	(Level 2)	(Level 3)	Losses	Losses	on Loans	term Debt	Earnings
Trading securities	$44,007	$44,007	$44,007	$—	$—	$356	$—	$—	$—	$356
Available-for-sale securities	103,481	103,481	103,481	—	—	—		—	—	—
Junior subordinated debentures	56,437	15,199	—	15,199	—	—	626	—	—	626
Economic hedge liabiliity	—	—	—	—	—	—	584	—	—	584

(*)	Three month comparisons have been made in the second paragraph of this note, and Note 8.
Junior subordinated debentures are included in long-term borrowings in the consolidated balance sheet as of September 30, 2007. Approximately $41.2 million of other junior subordinated debentures, $136.5 million of FHLB advances, $20.0 million of reverse repurchase agreements, and $4.0 million borrowed on a line of credit are included in long-term borrowings that were not elected for the fair value option.
The $11.4 million of various accrued expenses and liabilities are not eligible for the fair value option.
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
Pursuant to the terms of the acquisition, the Company purchased 100% of the outstanding stock of The Bank of Richmond with a combination of cash and stock of the Company. The aggregate purchase price was $56.6 million including approximately $1.1 million of transaction costs. The Company issued approximately 1.85 million shares of the Company’s common stock, assumed outstanding Bank of Richmond stock options valued at approximately $3.6 million, and paid approximately $25.6 million in cash to The Bank of Richmond shareholders for the approximate 1.72 million shares of The Bank of Richmond shares outstanding. The overall exchange for stock was limited to 50% of The Bank of Richmond common stock, using an exchange ratio of 2.11174 of the Company stock for every share of The Bank of Richmond stock. The value of the common stock exchanged was determined based on the average market price of the Company’s common stock over the 10-day period ended May 21, 2007.

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
The estimated fair values of the The Bank of Richmond assets acquired and liabilities assumed at the date of acquisition based on the information currently available is as follows (in thousands):

Cash and cash equivalents	$17,974
Investment securities, available for sale	2,998
Loans, net	165,879
Premises and equipment, net	8,749
Goodwill	37,333
Core deposit intangible	1,464
Other assets	1,681
Deposits	(177,572)
Borrowings	(50)
Other liabilities	(1,971)
Stockholders’ Equity	98

Net assets acquired	$56,583

The core deposit intangible will be amortized on the straight-line basis over a ten-year life. The amortization method and valuation of the core deposit intangible are based upon a historical study of the deposits acquired. Premiums and discounts that resulted from recording The Bank of Richmond assets and liabilities at their respective fair values are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The net amortization increased net income before taxes by $24,000 and $32,000 for the three and nine months ended September 30, 2007.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Net interest income	$13,559	$11,106	$37,961	$31,426
Non-interest income	6,118	4,546	14,342	7,138
Total revenue	19,677	15,652	52,303	38,564
Provision for loan losses	750	709	3,816	2,791
Acquisition related charges	—	—	2,286	—
Other non-interest expense	12,353	10,213	34,711	28,893
Income before taxes	2,358	4,730	11,490	6,880
Net income	4,216	3,079	7,162	4,662

Net income per common share:
Basic	$0.33	$0.24	$0.56	$0.37
Diluted	0.32	0.23	0.54	0.35

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
Financial Condition at September 30, 2007 and December 31, 2006
The Company continued its pattern of steady growth during the first nine months of 2007, with total assets increasing by $529.8 million, or 43.9%, to $1.74 billion at September 30, 2007 from $1.2 billion at December 31, 2006. This growth was principally driven by increased loans from our franchise expansion, the completion of our acquisition of the Bank of Richmond on June 1, 2007, and the purchase of investment securities used primarily for balance sheet management and liquidity purposes. Assets acquired through the acquisition of The Bank of Richmond aggregated $235.9 million, including $37.2 million of goodwill. Total loans increased by $423.4 million, or 43.2%, from $979.0 million at December 31, 2006 to $1.4 billion at September 30, 2007. Of this increase, $167.0 million was related to loans from the acquisition of The Bank of Richmond. Therefore, organic loan growth aggregated $256.4 million or 26.1% for the first nine months of the year. This increase was attributed to the seasoning of our financial centers and our private banking center during the year and the steady economies of the markets in which we operate. For the quarter loan growth was $58.5 million or 4.4%. Loan growth was slower during the third quarter as the summer season is historically a slower period and we are seeing some moderation in some of our markets. The Company has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale and trading, were $171.6 million, or 9.9% of total assets, at September 30, 2007 as compared to $120.3 million, or 10.0% of total assets at December 31, 2006.
Funding for the growth in assets and loans was provided by an increase in deposits of $429.6 million to $1.35 billion, and an increase in total borrowings of $64.5 million. Of the increase in deposits, $177.6 million was related to deposits from the acquisition of The Bank of Richmond. Therefore, non-acquisition related deposits grew $252 million or 27.3%, from $923.7 million at December 31, 2006. Non-interest-bearing demand deposits increased by 18.4% or $19.9 million to $127.9 million from the $108.0 million balance at December 31, 2006. Savings, money market and NOW accounts increased by 36.6% or $98.3 million to $366.9 million, from the $268.7 million balance at December 31, 2006. These increases, which occurred primarily in the second quarter, are somewhat seasonal related to our Outer Banks, North Carolina and Virginia Beach regions; but also resulted from the maturing of our branch network, especially those financial centers opened over the past year. Additionally, we introduced a new “Platinum” money market account during the second quarter that has been very successful, as well as, our low cost business checking programs. The Bank of Richmond accounted for approximately $62.5 million of the above increases. Time deposits totaled $858.4 million at September 30, 2007 as compared to $547.1 million at December 31, 2006. This increase of $311.3 million was driven primarily by retail CDs special offerings that are very competitive in our market place, an increase in brokered CDs of $84.8 million, and CD’s related to the acquisition of The Bank of Richmond of $125.8 million. Time deposits of more than $100,000 were $276.6 million, or 20.5% of total deposits at September 30, 2007 as compared with $205.5 million, or 22.2% of total deposits at December 31, 2006. The Company continued using brokered deposits to fund growth. The total brokered time deposits increased to $179.9 million as of September 30, 2007 compared to $95.2 million at December 31, 2006. As a percentage of total deposits, our brokered deposits increased to 13.2% of total deposits as compared to 10.3% at December 31, 2006. Brokered deposits were used primarily to fund loan growth in our loan production offices in Wilmington, Greenville and Chapel Hill, North Carolina and our financial and private banking centers in Raleigh. Loans for these offices aggregated $353 million as of September 30, 2007, an increase of $172 million during the first nine months of 2007. Brokered deposits decreased $55 million during the third quarter as they were replaced with increases in core deposits discussed above and long-term convertible advances from the Federal Home Loan Bank of Atlanta. Advances from the Federal Home Loan Bank of Atlanta aggregated $141.5 million (of which $136.5 million was long-term) at September 30, 2007, which was an increase of $70 million for the third quarter and $20.5 million from December 31, 2006. As of September 30, 2007 we had $9.5 million in federal funds purchased outstanding, as compared with none at December 31, 2006. The Company issued an additional $25 million of junior subordinated debentures (commonly referred to as trust preferred securities) during the second quarter which was used to fund the cash portion of the consideration for The Bank of Richmond acquisition.

Total stockholders’ equity increased by $31.5 million to $141.1 million from December 31, 2006, primarily as a result of issuing approximately 1.85 million shares of Company stock to fund the stock portion of the consideration to acquire The Bank of Richmond, and net income of $8.7 million; offset by cash dividends of $2.4 million during the first nine months of 2007, and the repurchase and retirement of $4.4 million of its common stock during the second and third quarters. The capital ratios of the Company and the Bank continue to be in excess of the minimums required to be deemed well-capitalized by regulatory authorities.
Asset Quality
An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Balance at beginning of period	$13,340	$8,147	$9,405	$6,283

Provision charged to operations	750	600	3,300	2,600

Charge-offs	(50)	(58)	(805)	(210)
Recoveries	6	5	24	21

Net (charge-offs) recoveries	(44)	(53)	(781)	(189)

Allowance acquired from The Bank of Richmond acquisition	—	—	2,122	—

Balance at end of period	$14,046	$8,694	$14,046	$8,694

The table below sets forth, for the periods indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets. The accounting estimates for loan loss are subject to changing economic conditions.

	September 30,	December 31,
	2007	2006
	(Amounts in thousands)
Nonaccrual loans	$2,817	$3,269
Restructured loans	—	—

Total nonperforming loans	2,817	3,269
Real estate owned	350	—

Total nonperforming assets	$3,167	$3,269

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	14,046	9,405
Nonperforming loans to period end loans	0.20%	0.33%
Allowance for loan losses to period end loans	1.00%	0.95%
Nonperforming assets to total assets	0.18%	0.27%

Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006
Overview. The Company reported net income of $4.2 million or $0.32 per share (diluted) for the three months ended September 30, 2007, as compared with net income of $2.8 million or $0.25 per share (diluted) for the three months ended September 30, 2006, an increase of $1.4 million in net income and $0.07 in earnings per share (diluted). During the third quarter of 2007 a $0.08 per share cash dividend was paid compared to $0.03 per share for the same period in 2006.
The third quarter results for both periods presented included income from gains and net cash settlements on the economic hedge (interest rate swap) that it entered into in December 2005 to hedge the interest rate of its variable loan portfolio. The gain and net cash settlements on the economic hedge increased non-interest income by $1.3 million and $1.6 million for the third quarters of 2007 and 2006, respectively, primarily as a result of changes in the LIBOR swap interest rate conditions during the quarters. The market value of the interest rate swap can be volatile from quarter to quarter, and thus can effect net income positively or negatively depending on interest rate conditions and other factors. During the third quarter of 2007, the Company terminated its position in the economic hedge and received a termination fee of $115,000 that was included in the third quarter gain. Therefore, going forward there will be no income or loss associated with the economic hedge. Additionally, the third quarter included a fair market gain of $576,000 related to certain of its trust preferred debt securities that it had elected fair value option treatment effective January 1. This gain, which was included in other non-interest income, was the result of the unusual credit conditions the financial industry faced during the third quarter which saw credit spreads on these types of securities widen significantly. It would not be anticipated that the Company would experience a market value gain of this magnitude in the future, and in all likelihood would show a market value loss if credit market conditions become more normalized.
The Company’s primary focus (banking, mortgage loan origination, insurance, and investment services) continues to grow with de novo development of its branch network and subsidiary operations, and the completed acquisition of The Bank of Richmond on June 1, 2007. The acquisition of The Bank of Richmond added six additional financial centers in the demographically desirable Richmond, Virginia market and a loan production office in Charlottesville, Virginia. The acquisition and the opening of our second financial center in Raleigh, North Carolina increased our total financial centers to 31, along with a private banking center in Raleigh and three other loan production offices. Our franchise has generated consistently high levels of net interest income and non-interest income since inception. During the third quarter of 2007, total revenue (defined as net interest income and non-interest income) increased $5.8 million or 41.5% to $19.7 million over the prior year second quarter. The Company’s net interest income was $4.1 million higher in the third quarter of 2007 as compared with the third quarter of the prior year, which was the primary reason for the increase in net income, partially offset by increases in non-interest expenses, loan loss provision, and income taxes. The Company has incurred additional non-interest expenses as a result of the franchise growth from period to period, increased FDIC insurance costs, higher franchise taxes, and the acquisition of The Bank of Richmond (which increased non-interest expenses by approximately $1.1 million in the third quarter of 2007).
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
Total interest income increased to $30.7 million for the three months ended September 30, 2007, an $11.5 million or 60% increase from the $19.2 million earned in the same three months of 2006. Total interest income benefited from a 57.7% increase in average earning assets, driven primarily from a 60.5% growth in average loans since September 30, 2006. Average total interest-earning assets increased $564.8 million to $1.54 billion for the third quarter of 2007, as compared to the third quarter of 2006; and average loans increased $519.4 to $1.38 billion as compared with the third quarter of 2006. The average yield on interest-earning assets increased 9 basis points from 7.82% to 7.91% due primarily to restructuring its investment portfolio during the second quarter of this year, which increased the investment yield from 4.58% for the third quarter of 2006 to 5.37% in the third quarter of 2007. Loan yields decreased slightly as a result of the 50 basis point interest rate cut by the FOMC on September 18 that resulted in a corresponding repricing of our variable rate loans representing approximately 64% of our total loan portfolio as of September 30, 2007. We would expect a further decrease in loan yield in the fourth quarter as we will have a full quarter effect of the September 18 rate cut, and do not anticipate any rate increases in the near future.
Average total interest-bearing liabilities increased by $581.4 million, or 68.2%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 22 basis points from 4.54% to 4.76% primarily as a result of several factors including: (1) funding $149 million of the growth over the last 12 months (primarily from loan production offices and our private banking center) with wholesale brokered CD’s (which typically have a higher all-in interest rate than bank core deposits); (2) our portfolio of CDs repricing upwards as a result of interest rates continuing to increase due to competition for deposits, and (3) the introduction of a higher cost money market account and CD special during the second quarter of this year.
As a result primarily of the increase in funding costs as discussed above, the interest rate spread decreased 13 basis points from 3.28% for the quarter ended September 30, 2006 to 3.15% for the current quarter; and the net interest margin decreased 37 basis points from 3.86% for the quarter ended September 30, 2006 to 3.49% for the current quarter. The interest rate margin was essentially flat as compared with the second quarter of this year, only decreasing by 1 basis point from 3.50% as the higher interest costs discussed above mitigated during the second quarter as higher cost brokered deposits that matured were replaced with lower cost core deposit and convertible Federal Home Loan Bank advances. Additionally, core CD’s that renewed during the third quarter were priced at rates that were comparable or lower than CD rates in the second quarter. As a result of the 50 basis point rate cut on September 18, we would expect to experience further margin compression in the fourth quarter as we do not anticipate being able to re-price deposits at the same rate that variable loans have repriced.
Provision for Loan Losses. The Company recorded a $750,000 provision for loan losses in the third quarter of 2007, an increase of $150,000 over the $600,000 provision for loan losses recorded for the same quarter of 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the third quarters of both 2007 and 2006, the provision for loan losses was made principally in response to growth in loans, as well as changes in conditions related to the above factors. Net charge-offs as a percentage of average loans were essentially unchanged for each of the quarters at 0.01% for the quarter ended September 30, 2007 as compared with 0.02% for the same quarter in 2006; however, the Company’s level of nonperforming assets has increased by $2.4 million since September 30, 2006, and as a percent to total loans outstanding increased from 0.05% at September 30, 2006 to 0.20% at September 30, 2007. Loan growth for the third quarter of 2007 was $58.5 million as compared with $43.7 million for the quarter ended September 30, 2006. At September 30, 2007 and December 31, 2006, respectively, the allowance for loan losses was $14 million and $9.4 million, representing 1.00% and 0.95%, respectively, of loans outstanding at the end of each period. Other than the nonaccrual loans listed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.
Non-Interest Income. Non-interest income totaled $6.1 million for the three months ended September 30, 2007 as compared with $4.4 million for the three months ended September 30, 2006, an increase of $1.7 million or 38.5%. Both quarters were affected by a gain in the fair value and net cash settlements of the economic hedge of $1.3 million and $1.6 million for the quarters ended September 30, 2007 and 2006, respectively. The gain in fair value was primarily as a result of favorable LIBOR swap interest rate conditions during the third quarters of 2007 and 2006, and a $115,000 termination fee received during the third quarter of 2007 for terminating its position in the economic hedge. The change in market value of the interest rate swap can be volatile from quarter to quarter, and thus can affect non-interest income positively or negatively depending on interest rate conditions and other factors. As a result of terminating its position in the economic hedge during the current quarter, there will be no income or loss associated with the hedge that will affect non-interest income going forward. Revenues from the Company’s non-banking activities over the past 12 months have continued to increase. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage, brokerage operations and title insurance. Revenue from Gateway’s insurance operations increased $637,000 or 98% to $1.3 million for the quarter ended September 30, 2007 as compared with the third quarter of the prior year. The increase in insurance revenues was due primarily to the acquisition of two agencies in Virginia in the fourth quarter of 2006 and a title insurance company during the first quarter of 2007, as well as, internal growth from cross-selling bank customers and building our customer base as our bank franchise has grown. Revenue from the mortgage subsidiary increased $339,000 or 76.9% for the third quarter of 2007 to $780,000 from the third quarter of 2006. The increase in mortgage revenue is attributable to the maturing and expansion of our mortgage operations since it commenced operations during June of last year. Additionally, service charges on deposit accounts increased $172,000 in the third quarter of 2007 as compared with the third quarter of 2006 as a result of the Company’s growth in transaction deposit accounts from period to period from its expanding financial center network.
Other income increased $699,000 during the third quarter of 2007 as compared with the third quarter of 2006 as a result of the gain in the fair value of its trust preferred debt securities of $576,000 during the 2007 third quarter. The Company elected the fair value option for certain of its trust preferred securities effective January 1 of this year. As a result of the unusual credit conditions the financial industry faced during the third quarter, the credit spreads on these debt securities widened significantly resulting in the gain. It would not be anticipated that the Company would experience a market value gain of this magnitude in the future, and in all likelihood would show a market value loss if credit market conditions become more normalized.
Non-interest income as a percent of total revenue was 31.1% for the quarter ended September 30, 2007 as compared with 31.8% for the same quarter of 2006. Proforma non-interest income (non-interest income excluding the effects of the economic hedge on both periods) as a percent of total revenue was 26.1% for the quarter ended September 30, 2007 as compared with 22.9% for the same quarter in 2006. Due to the volatility and lack of comparability caused by the economic hedge management believes presentation of an unadjusted non-GAAP pro-forma non-interest income and related percent to the revenues provides useful information to investors.
Non-Interest Expenses. Non-interest expenses aggregated $12.4 million for the three months ended September 30, 2007, an increase of $3.3 million or 37.0% over the $9.0 million reported for the same three months of 2006. Substantially all of this increase resulted from the Bank’s growth and franchise development during 2006 and the acquisition of The Bank of Richmond in June of this year which added $1.1 million of non-interest expense during the third quarter of 2007. For the three months ended September 30, 2007, personnel costs increased by $2.4 million, or 53.0% to $6.9 million from $4.5 million for the quarter ended September 30, 2006 as a result of 103 new hires over the past 12 months (of which 50 were related to The Bank of Richmond), while the costs of occupancy and equipment costs increased by $352,000, or 19.4% to $2.2 million from $1.8 million. Other expenses increased $449,000 or 19.8% primarily because of higher FDIC insurance premiums which increased $266,000 as a result of the FDIC significantly increasing insurance premiums at the beginning of 2007; and franchise taxes which were $110,000 higher as a result of the financial center expansion in Virginia.
Provision for Income Taxes. The Company’s effective tax rate was essentially the same at approximately 35.9% and 35.3% for the three months ended September 30, 2007 and 2006, respectively. As a result of the Company’s sustained pattern of profitability we expect our tax rate to remain near the level incurred for the current quarter. Deferred tax assets have increased primarily due to increases in our loan loss provision.
Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and 2006
Overview. The Company reported net income of $8.7 million or $0.72 per share (diluted) for the nine months ended September 30, 2007, as compared with net income of $3.9 or $0.35 per share (diluted) for the nine months ended September 30, 2006, an increase of $4.9 million in net income and $0.37 in earnings per share (diluted). During the first nine months of 2007 cash dividends totaling $0.21 per share were paid compared to $0.11 per share for the same period in 2006.
The nine month results for both periods presented were affected by the fluctuations in market value and net cash settlements on the economic hedge (interest rate swap) that it entered into in December 2005 to hedge the interest rate of its variable loan portfolio. Non-interest income included a gain and net cash settlements on the economic hedge of $584,000 for the nine months ended September 30, 2007, and a loss and net cash settlement on the economic hedge of $1.4 million for the nine month ended September 30, 2006, primarily as a result of fluctuations (both favorable and unfavorable) in the LIBOR swap interest rate conditions during the periods presented. Additionally, the Company terminated its position in the economic hedge during the third quarter of 2007, and received a termination fee of $115,000 that was included in the above gain for the third quarter of 2007. The market value of the interest rate swap can be volatile from quarter to quarter, and thus can affect net income positively or negatively depending on interest rate conditions and other factors. As a result of the Company terminating its position in the economic hedge, there will be no income or loss associated with the hedge going forward. Additionally, the nine month period ended September 30, 2007 included a fair market gain of $625,500 related to certain of its trust preferred debt securities that it had elected fair value option treatment effective January 1. This gain, which was included in other non-interest income, was the result of the unusual credit conditions the financial industry faced during the third quarter which saw credit spreads on these types of securities widen significantly. It would not be anticipated that the Company would experience a market value gain of this magnitude in the future, and in all likelihood would show a market value loss if credit market conditions become more normalized.

The Company’s primary focus (banking, mortgage loan origination, insurance, and investment services) continues to grow with de novo development of its branch network and subsidiary operations, and the completed acquisition of The Bank of Richmond on June 1, 2007. The acquisition and the opening of our second financial center in Raleigh, North Carolina increased our total financial centers to 31, along with a private banking center in Raleigh and three other loan production offices. Our franchise has generated consistently high levels of net interest income and non-interest income since inception. During the nine months ended September 30, 2007, total revenue (defined as net interest income and non-interest income) increased $15.4 million or 45.7% to $49.2 million over the same period in the prior year. Net interest income was $8.3 million higher for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006; which was the primary reason for the increase in net income, partially offset by increases in non-interest expenses, loan loss provision, and income taxes. The Company has incurred additional non-interest expenses as a result of the franchise growth from period to period, increased FDIC insurance costs, higher franchise tax costs, and the acquisition of The Bank of Richmond (which increased non-interest expenses by approximately $1.4 million for the nine months ended September 30, 2007).
Net Interest Income. Total interest income increased to $78.4 million for the nine months ended September 30, 2007, a $25.9 million or 49.4% increase from the $52.5 million earned in the same nine month period of 2006. Total interest income benefited from a 44.6% increase in average earning assets, driven primarily from a 49.5% growth in average loans as compared with the nine month period ended September 30, 2006. Average total interest-earning assets increased $412.4 million to $1.34 billion for the nine months ended September 30, 2007, as compared to the same nine month period of 2006; and average loans increased $396.8 million to $1.2 billion as compared with the nine months ended September 30, 2006. The average yield on interest-earning assets increased 25 basis points from 7.58% to 7.83% due to restructuring its investment portfolio during the second quarter of this year, which increased the investment yield from 4.61% for the first nine months of 2006 to 5.12% for the nine months ended September 30, 2007. Additionally, the yield on loans increased form 8.04% for the nine months ended September 30, 2006 to 8.15% for the current nine-month period as a result of having a full nine months effect of re-pricing of our variable rate loans representing approximately 64% of our total loan portfolio as a result of the interest rates that increased steadily during the first half of 2006. However, we would expect the year-to-date yield increases as compared with the prior year to slow in the following quarters as the last rate increase occurred June 29, 2006, and loans have not re-priced since that date.
Average total interest-bearing liabilities increased by $411.7 million, or 50.6%, for the nine months ended September 30, 2007 as compared with the nine-month period from the prior year, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 52 basis points over the same time periods from 4.18% to 4.70% primarily as a result of several factors including: (1) funding $149 million of the growth over the last 12 months (primarily from loan production offices and our private banking center) with wholesale brokered CD’s (which typically have a higher all-in interest rate than bank core deposits); (2) our portfolio of CDs re-pricing upwards as a result of interest rates continuing to increase due to competition for deposits, and (3) the introduction of a higher cost money market account and CD special during the second quarter of this year. The rise in the cost of interest-bearing liabilities mitigated somewhat during the third quarter, as costs for the third quarter only increase 22 basis points as compared with the third quarter of last year, and was essentially unchanged as compared with the second quarter of this year.
As a result of the leveling of loan yields, and the increase in funding costs as discussed above, the interest rate spread decreased 26 basis points from 3.40% for the nine months ended September 30, 2006 to 3.14% for the current nine month period; and the net interest margin decreased 38 basis points from 3.91% for the nine months ended September 30, 2006 to 3.53% year-to-date for 2007.
Provision for Loan Losses. The Company recorded a $3.3 million provision for loan losses for the nine months ended September 30, 2007, an increase of $700,000 over the $2.6 million provision for loan losses recorded for the same period of 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the nine month periods of both 2007 and 2006, the provision for loan losses was made principally in response to growth in loans, as well as changes in conditions related to the above factors. Net charge-offs as a percentage of average loans increased to 0.09% for the nine months ended September 30, 2007 from 0.03% for the same period in 2006; and the Company’s level of nonperforming assets has increased by $2.4 million since September 30, 2006 and as a percent to total loans outstanding increased from 0.05% at September 30, 2006 to 0.20% at September 30, 2007. Loan growth for the nine months ended September 30, 2007 (excluding the loans acquired through the acquisition of The Bank of Richmond) was $255.4 million as compared with $229.4 million for the nine months ended September 30, 2006. At September 30, 2007 and December 31, 2006, respectively, the allowance for loan losses was $14 million and $9.4 million, representing 1.00% and 0.95%, respectively, of loans outstanding at the end of each period. Other than the nonaccrual loans listed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.
Non-Interest Income. Non-interest income aggregated $13.9 million for the nine months ended September 30, 2007 as compared with $6.7 million for the nine months ended September 30, 2006, an increase of $7.2 million or 106%. Both nine month periods were affected by the fluctuations in the fair value and net cash settlements of the economic hedge. Non-interest income included a gain and net cash settlements of the economic hedge of $584,000 for the nine months ended September 30, 2007; and a loss and net cash settlements of the economic hedge of $1.4 million for the nine months ended September 30, 2006. The change in fair value was primarily as a result of fluctuations (both favorable and unfavorable) in LIBOR swap interest rate conditions during the nine month periods of both years. Additionally, the Company terminated its position in the economic hedge during the third quarter of 2007, and received a termination fee of $115,000 that was included in the above gain for the nine month period of 2007. Revenues from the Company’s non-banking activities over the past 12 months have continued to increase. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage, brokerage operations and title insurance. Revenue from Gateway’s insurance operations increased $2.0 million or 96.4% to $4.1 million for the nine months ended September 30, 2007 as compared with the nine month period of the prior year. The increase in insurance revenues was due primarily to the acquisition of two agencies in Virginia in the fourth quarter of 2006 and a title insurance company during the first quarter of 2007, as well as, internal growth from cross-selling bank customers and building our customer base as our bank franchise has grown. Revenue from the Mortgage subsidiary increased $1.6 million or 174% for the first nine months of 2007 to $2.4 million from the same nine month period of 2006. The increase in mortgage revenue is attributable to having a full nine months of operations in 2007 as compared with 2006 in which Gateway Bank Mortgage only commenced operations in June. Additionally, service charges on deposit accounts increased $484,000 for the nine months ended September 30, 2007, as compared with the same nine month period of 2006 as a result of the Company’s growth in transaction deposit accounts from period to period from its expanding financial center network.
Other income increased $882,000 million during the first nine months of 2007 as compared with the same nine month period of 2006 primarily as a result of the gain in the fair value of its trust preferred debt securities of $625,500 during the 2007 nine-month period. The Company elected the fair value option for certain of its trust preferred securities effective January 1 of this year. As a result of the unusual credit conditions the financial industry faced during the third quarter, the credit spreads on these debt securities widened significantly resulting in the gain. It would not be anticipated that the Company would experience a market value gain of this magnitude in the future, and in all likelihood would show a market value loss if credit market conditions become more normalized.
As a result of Gateway’s continuous efforts to introduce new products and services in order to better service its customers as well as enhance the overall diversification of its revenue base, non-interest income as a percent of total revenue was 28.2% for the nine months ended September 30, 2007 as compared with 19.9% for the same nine-month period of 2006. Proforma non-interest income (non-interest income excluding the effects of the economic hedge on both periods discussed above) as a percent of total revenue was 27.4% for the nine months ended September 30, 2007 as compared with 23.1% for the same nine month period in 2006. Due to the volatility and lack of comparability caused by the economic hedge management believes presentation of an unadjusted non-GAAP pro-forma non-interest income and related percent to the revenues provides useful information to investors.
Non-Interest Expenses. Non-interest expenses aggregated $32.3 million for the nine months ended September 30, 2007, an increase of $6.9 million or 27.1% over the $25.4 million reported for the same nine month period of 2006. Substantially all of this increase resulted from the Bank’s growth and franchise development during 2006 in which the Bank opened six de novo financial centers, built a state of the art operations center, opened a private banking center, launched a new mortgage subsidiary and made two insurance agency acquisitions. Additionally, the acquisition of The Bank of Richmond added $1.4 million of non-interest expense during the first nine months of 2007. For the nine months ended September 30, 2007, personnel costs increased by $5.4 million, or 43.7% to $17.9 million from $12.5 million for the same nine month period of 2007 as a result of 103 new hires over the past 12 months (of which 50 were related to The Bank of Richmond), while the costs of occupancy and equipment costs increased by $912,000, or 18.0% to $6.0 million from $5.1 million for the prior year nine month period. Other expenses increased $363,000 or 5.5% for the nine month period of 2007 as compared with the same period of the prior year. The increase was related to approximately $406,000 in higher FDIC premiums that resulted from the FDIC increasing insurance premiums effective January 1 of this year, $314,000 higher franchise taxes that has resulted from the increase in our financial centers in Virginia, and $78,000 higher intangibles amortization that has resulted form acquisitions since the third quarter of last year; offset by lower promotion and consultant expenses.

Provision for Income Taxes. The Company’s effective tax rate was approximately 35.6% and 32.6% for the nine months ended September 30, 2007 and 2006, respectively. The reason the provision was lower for the nine months ended September 30, 2006 was due to the effect tax-exempt income from municipal securities and BOLI had on lower pre-tax income for that period. As a result of the Company’s sustained pattern of profitability we expect our tax rate to remain near the level incurred for the current year-to-date period. Deferred tax assets have increased primarily due to increases in our loan loss provision.
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

	For the Nine Months Ended September 30,
	2007			2006
	Average		Average	Average	Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,197,841	$72,981	8.15%	$801,057	$48,167	8.04%
Interest-earning deposits	6,817	317	6.22%	3,001	110	4.90%
Investment securities available for sale and trading securities:
Taxable	109,623	4,192	5.15%	105,524	3,587	4.54%
Tax-exempt	10,822	305	3.77%	6,941	181	3.49%
FHLB/FRB stock	12,510	591	6.05%	8,685	410	6.31%

Total interest-earning assets	1,337,613	78,386	7.83%	925,208	52,455	7.58%

Other assets	132,479			86,490

Total assets	$1,470,092			$1,011,698

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$314,690	8,217	3.49%	$237,321	5,599	3.15%
Time deposits	719,363	27,302	5.07%	445,347	14,618	4.39%
Short-term borrowings	23,510	965	5.49%	51,886	2,163	5.57%
Long-term borrowings	168,065	6,595	5.25%	79,380	3,048	5.13%

Total interest-bearing liabilities	1,225,628	43,079	4.70%	813,934	25,428	4.18%

Demand deposits	113,691			90,506
Other liabilities	8,241			4,198
Stockholders’ equity	122,532			103,060

Total liabilities and stockholders’ equity	$1,470,092			$1,011,698

Net interest income and interest rate spread		$35,307	3.14%		$27,027	3.40%

Net interest margin			3.53%			3.91%

Ratio of average interest-earning assets to average interest-bearing liabilities	109.14%			113.67%

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

	Nine Months Ended
	September 30, 2007 vs. September 30, 2006
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$24,016	$798	$24,814
Interest-earning deposits	159	48	207
Investment securities available for sale and trading securities:
Taxable	148	457	605
Tax-exempt	105	19	124
Other interest and dividends	181	—	181

Total interest income	24,609	1,322	25,931

Interest expense:
Deposits:
Savings, NOW and money market	1,923	695	2,618
Time deposits	9,697	2,987	12,684
Short-term borrowings	(1,174)	(24)	(1,198)
Long-term borrowings	3,443	104	3,547

Total interest expense	13,889	3,762	17,651

Net interest income increase	$10,720	$(2,440)	$8,280

Liquidity and Capital Resources
The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and trading and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at September 30, 2007, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $164.5 million, with $141.5 million outstanding; and federal funds lines of credit with other financial institutions in the amount of $106.5 million, with $9.5 million outstanding.
Total deposits were $1.35 billion and $923.7 million at September 30, 2007 and December 31, 2006, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits are being built, the Company has relied heavily on time deposits, wholesale brokered CDs and borrowings as a source of funds. Time deposits are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At September 30, 2007 and December 31, 2006, time deposits represented 63.4% and 59.2%, respectively, of the Company’s total deposits. Time deposits of $100,000 or more represented 20.5% and 22.2%, respectively, of the Bank’s total deposits at September 30, 2007 and December 31, 2006. At September 30, 2007, the Company had $17.5 million in deposits from nineteen public units and $179.9 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit of the public units will renew upon maturity.

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
At September 30, 2007 and 2006, the Company’s Tier 1 leverage ratio was 8.30% and 12.02%, respectively. All capital ratios place the Company and the Bank well in excess of the minimum required to be deemed well-capitalized by regulatory measures.
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
Subsequent Event
Gateway Financial Holdings, Inc., the holding company for Gateway Bank & Trust Co., announced that its board of directors has approved a quarterly cash dividend of $0.08 per share. The dividend is payable on November 30, 2007 to shareholders of record at the close of business on November 15, 2007.
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
Part II. OTHER INFORMATION
Part II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to shares of common stock repurchased by the Company during the third quarter of 2007.

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares That
	Total Number	Average Price	Part of	May Yet Be
	of Shares	Paid per	Publicly	Purchased Under
Period	Purchased	Share	Announced Program	the Program(1)
July 1, 2007 to July 31, 2007	110,736	$14.95	110,736	296,700
August 1, 2007 to August 31, 2007	96,700	$13.89	96,700	200,000
September 1, 2007 to September 30, 2007	—	$—	—	200,000

Total	207,436	$14.46	207,436	200,000

(1)
The Company’s stock repurchase program, as approved by the Board of Directors on April 30, 2007, provides for the purchase of up to 500,000 shares. There have been 207,436 and 300,000 shares purchased under the 2007 plan for the three and nine months ended September 30, 2007.

Item 6. Exhibits

Exhibit #	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.0	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.
Date: November 9, 2007	By:	/s/ D. Ben Berry
D. Ben Berry
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Theodore L. Salter
Theodore L. Salter
Senior Executive Vice President and Chief Financial Officer