Form 10-K
period 2007-12-31
GATEWAY FINANCIAL HOLDINGS INC
filed 2008-03-14
CIK 1156953

U. S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 000-33223
Gateway Financial Holdings, Inc.
(Exact name of registrant as specified in its charter)

North Carolina	56-2040581

(State of incorporation)	(IRS Employer Identification No.)

1580 Laskin Road, Virginia Beach, Virginia	23451

(Address of principal executive offices)	(Zip code)
(757) 422-4055
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class	Exchange on which registered

Common Stock, No Par Value	The NASDAQ Stock Market, LLC
Securities registered under Section 12(g) of the Act: None.
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act).

large accelerated filer ☐	accelerated filer ☑	non-accelerated filer ☐	smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year $127.3 million.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $160.7 million.
As of March 10, 2008, (the most recent practicable date), the registrant had outstanding 12,650,985 shares of common stock, no par value per share.
Documents Incorporated By Reference

	Document	Where Incorporated
1.	Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2008 to be mailed to shareholders within 120 days of December 31, 2007.	Part III

Form 10-K Table of Contents

PART I
ITEM 1. – DESCRIPTION OF BUSINESS
General
Gateway Financial Holdings, Inc. is a financial holding company incorporated under the laws of North Carolina to serve as the holding company for Gateway Bank & Trust Co., a North Carolina chartered commercial bank with banking and insurance agency offices in eastern North Carolina and eastern Virginia. The bank began operations on December 1, 1998, and, effective October 1, 2001, became our wholly owned subsidiary.
Since inception, we have aggressively pursued the primary objective of building a full-service commercial banking operation, while effectively supplementing our banking activities with other financial services intended to generate significant non-interest income. Accordingly, a key component of our growth strategy has been expanding our franchise through the opening of newly constructed financial centers and strategic financial center acquisitions. We have grown into a regional community bank with a total of thirty-three full-service financial centers — nineteen in Virginia: Virginia Beach (7), Richmond (6), Chesapeake (3), Suffolk, Norfolk and Emporia; and fourteen in North Carolina: Elizabeth City (3), Edenton, Kitty Hawk (2), Raleigh (3), Moyock, Nags Head, Plymouth, Roper, and Wilmington. We acquired The Bank of Richmond, N.A., effective June 1, 2007, and operate the six financial centers in the Richmond metropolitan area and one loan production office in Charlottesville, Virginia, under the assumed name “The Bank of Richmond.” Consistent with our long-range strategic objectives, we will continue to consider acquisition opportunities including whole bank or financial center locations. We will also continue to explore de novo financial center opportunities in markets that we consider attractive. We currently intend to open five additional new financial centers in 2008, including our first financial centers in Chapel Hill and Wake Forest, North Carolina, and Charlottesville and Lynchburg, Virginia, as well as our second office in Emporia, Virginia
The bank has four wholly-owned operating subsidiaries. Gateway Insurance Services, Inc., an insurance agency with offices in Edenton, Hertford, Elizabeth City, Plymouth, Moyock and Kitty Hawk, North Carolina, and the Hampton Roads area of Virginia, sells insurance products to businesses and individuals. Gateway Investment Services, Inc., assists Bank customers in their securities brokerage activities through an arrangement with an unaffiliated broker-dealer. As prescribed by this arrangement, Gateway Investment Services earns revenue through a commission sharing arrangement with the unaffiliated broker-dealer. Gateway Bank Mortgage, Inc., provides mortgage banking services with products that are sold on the secondary market. Gateway Title Agency, Inc., engages in title insurance and settlement services for real estate transactions. In an ongoing effort to create significant sources of non-interest income, we will continue to look for ways to expand non-traditional banking activities in our insurance and investment services subsidiaries.
Since inception, we have concentrated our efforts on building a franchise and infrastructure that can deliver and sustain long-term profitability. We have been profitable for twenty-four consecutive quarters, producing net income of $3.9 million in 2005, $5.3 million in 2006, and $11.0 million during the year ended December 31, 2007. While we anticipate continued profitability, future expansion activity can be expected to generate significant additional costs that can negatively impact earnings as we pursue our growth strategies.
Market Area and Growth Strategy
Our current market area consists of the following five geographic regions: (1) the Richmond, Virginia metropolitan statistical area; (2) the Greater Metropolitan Hampton Roads area of Virginia; (3) the Northeastern coastal region of North Carolina (geographically contiguous to Hampton Roads), including the Outer Banks; (4) the Research Triangle area of North Carolina (includes Raleigh); and, most recently, (5) the Southeastern coastal region of North Carolina (includes Wilmington). The Hampton Roads area, which includes the cities of Norfolk, Virginia Beach, Suffolk and Chesapeake, is the second largest urban concentration in the southern United States with a 2006 population, estimated by the U.S. Census Bureau, of over 1.67 million. Additionally, Virginia Beach is the largest city, as measured by population, in the Commonwealth of Virginia. The Northeastern coastal region of North Carolina is a bedroom community for the Hampton Roads area and the Outer Banks includes such prime vacation areas as Corolla, Duck, Kitty Hawk, Kill Devil Hills, Manteo, Nags Head, and Southern Shores. According to the Environmental Systems Research Institute (“ESRI”), a leading national demographic forecaster, the projected population growth from 2005 to 2010 in the Hampton Roads and Northeastern North Carolina banking markets is 7.8% compared to 6.3% for the entire United States.
The Raleigh-Cary Metropolitan area is the 51st largest metropolitan area in the United States with a 2006 population,

estimated by the U.S. Census Bureau, of almost 994 thousand. According to ESRI, the MSA of Raleigh has a projected population growth of 15.8% from 2005 to 2010. Richmond, Virginia is the 45th largest metropolitan area in the United States with a 2006 population, estimated by the U.S. Census Bureau, of over 1.13 million.
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
We believe that these segments are the most under-served by local financial centers of national and super-regional financial institutions. We also intend to continue to diversify our revenue in order to continue to generate significant non-interest income. We presently offer investment brokerage and insurance services, and we originate mortgage loans for sale in the secondary market.
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
We intend to achieve our primary goal of maximizing long-term returns to stockholders by focusing on the following objectives:
•	Emphasize relationship banking. We have been successful in building client relationships because our regional model enables us to deliver products and services that are comparable to that of our largest competitors and high customer service levels that are most commonly associated with community banks. The Bank has divided its markets into six regions. Each region has its own Market President whose knowledge of his region, presence in his community and ability to make prompt credit decisions, strengthens our ability to develop local relationships. We typically render commercial loan decisions within 48 hours and retail loans within an hour. Localized decision making and personalized customer service form the core of our relationship banking strategy, and we plan to maintain this approach as we continue to grow in both our existing markets and new markets.

•	Grow organically in our existing markets. Our markets have been subject to significant bank consolidation. We believe there is a large customer base in our markets that prefers doing business with a local institution and may be dissatisfied with the service received from national and super-regional banks. By providing our customers with personalized service and a big bank product suite, we expect to continue our strong growth.

•	Expand franchise in high growth markets. We will actively consider both acquisitions and de novo financial center opportunities in existing and new market areas. During 2007, we have acquired The Bank of Richmond, N.A., and opened three new de novo financial centers (two in Raleigh, North Carolina, and our first financial center in Wilmington, North Carolina). We are focused on markets in central and eastern Virginia and central and eastern North Carolina that possess favorable growth characteristics and in which we have identified experienced bankers to help execute our strategy. For example, we intend to open our next financial centers in Chapel Hill and Wake Forest, North Carolina, and Charlottesville and Lynchburg, Virginia.

•	Grow insurance agency through acquisitions. Our independent insurance agency was created through the acquisition and integration of three independent insurance agencies. During 2007, we successfully integrated the acquisitions of two insurance agencies we acquired in the fourth quarter of 2006, and acquired, as a separate subsidiary, a mortgage insurance and real estate settlement agency in the Greater Hampton Roads area of Virginia. We will actively consider acquisitions in both our existing market areas and in other growing markets in eastern and central Virginia and eastern and central North Carolina that have favorable market demographics for our insurance agency subsidiary.

•	Grow non-interest income through mortgage subsidiary. We operate our own mortgage subsidiary. We intend to actively seek mortgage originations in both our existing market areas and in other growing markets in eastern and central Virginia and eastern and central North Carolina.

•	Improve our core profitability. We believe as we grow our franchise that we will be able to take advantage of the economies of scale typically enjoyed by larger organizations. We believe the investments we have made in the expansion of our financial center network and technology infrastructure are sufficient to support a much larger organization, and therefore believe increases in our expense base going forward should be lower than our proportional increase in assets and revenues.

•	Continue our disciplined execution. We believe our success as a banking organization depends on a disciplined approach to originating loans and monitoring the performance of our loan portfolio. Despite our growth, we have consistently maintained strong asset quality. We believe our strong asset quality is the result of conservative underwriting standards, experienced loan officers and the strength of the local economies in which we operate.
Competition
Our subsidiary bank faces considerable competition in its market areas for deposits and loans from other depository institutions. Many of the bank’s depository institution competitors have substantially greater resources, broader geographic markets, and higher lending limits than the bank and are also able to provide more services and make greater use of media advertising. In recent years, intense market demands, economic pressures, and increased customer awareness of products and services, and the availability of electronic services have forced banks to diversify their services and become more cost-effective. Also, with the elimination of restrictions on interstate banking, our bank may be required to compete with out-of-state financial institutions that are not presently in its market area. Our bank presently faces strong competition in attracting and retaining deposits and loans. Based upon FDIC data as of June 30, 2007, in the Greater Hampton Roads Metropolitan Statistical Area, there were 376 financial centers operated by 32 banking institutions with approximately $18.4 billion in deposits. Our bank’s total deposits were approximately $496.3 million in the Hampton Roads market and $641.2 in the adjacent Northeastern North Carolina markets on that date. Based upon FDIC data as of June 30, 2007, in the Raleigh-Cary Metropolitan Statistical Area, there were 276 financial centers operated by 32 banking institutions with approximately $15.6 billion in deposits. The bank had almost $75.7 million in deposits in Raleigh on that date. On that date, FDIC data indicated that the Richmond area market had 374 financial centers operated by 38 banking institutions with over $34.8 billion in deposits and the bank had almost $208.4 million in deposits in the Richmond area on that date.
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
Other Financial Services.
Through its subsidiary, Gateway Investment Services, Inc., our bank uses a networking arrangement to make available securities brokerage products to its customers. We also offer property, casualty, life and health insurance products to businesses and individuals through our bank’s insurance subsidiary, Gateway Insurance Services, Inc. Gateway Insurance Services is an independent insurance agency that does not engage in insurance underwriting. It has offices in Edenton, Hertford, Elizabeth City, Moyock, Plymouth and Kitty Hawk, North Carolina, and Chesapeake and Newport News, Virginia. The bank’s subsidiary, Gateway Title Agency, Inc., engages in title insurance and settlement services for real estate transactions and its mortgage banking subsidiary, Gateway Bank Mortgage, Inc., offers our customers a range of mortgage products that are sold on the secondary market.
Employees
The Company had 420 full-time equivalent employees at December 31, 2007. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.
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
Gateway Financial Holdings, Inc.
We are a bank holding company that has elected to be treated as a financial holding company. As a bank holding company under the Bank Holding Company Act of 1956, as amended, we are registered with and subject to regulation by the Federal Reserve. We are required to file annual and other reports with, and furnish information to, the Federal Reserve. The Federal Reserve conducts periodic examinations of us and may examine any of our subsidiaries, including the bank.
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
Subject to various limitations, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 permits a bank holding company to elect to become a “financial holding company.” A financial holding company greatly expands the scope of activities in which a bank holding company may engage by allowing it to affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities, as well as activities that the Federal Reserve considers to be closely related to banking.
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
Enforcement Authority. We will be required to obtain the approval of the Federal Reserve prior to engaging in or, with certain exceptions, acquiring control of more than 5% of the voting shares of a company engaged in, any new activity. Prior to granting such approval, the Federal Reserve must weigh the expected benefits of any such new activity to the public (such as greater convenience, increased competition, or gains in efficiency) against the risk of possible adverse effects of such activity (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Federal Reserve has cease-and-desist powers over bank holding companies and their nonbanking subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. The Federal Reserve also has authority to regulate debt obligations (other than commercial paper) issued by bank holding companies. This authority includes the power to impose interest ceilings and reserve requirements on such debt obligations. A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.
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
Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2007, our Tier 1 leverage capital ratio and total capital were 9.76% and 11.40%, respectively.
The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1

Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2007, the Federal Reserve had not advised us of any specific minimum Tangible Tier 1 Leverage Ratio applicable to us.
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
Change of Control. State and federal banking law restricts the amount of voting stock of a bank that a person may acquire without the prior approval of banking regulators. The Bank Holding Company Act requires that a bank holding company obtain the approval of the Federal Reserve before it may merge with a bank holding company, acquire a subsidiary bank, acquire substantially all of the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of that bank or bank holding company. The overall effect of such laws is to make it more difficult to acquire our company by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, our shareholders may be less likely to benefit from rapid increases in stock prices that often result from tender offers or similar efforts to acquire control of other types of companies.
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
Transactions with Affiliates. The bank may not engage in specified transactions (including, for example, loans) with its affiliates unless the terms and conditions of those transactions are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of comparable transactions, any transaction between the bank and its affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered or would apply to nonaffiliated companies. In addition, transactions referred to as “covered transactions” between the Bank and its affiliates may not exceed 10% of the bank’s capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. The bank also is prohibited from purchasing low-quality assets from an affiliate. Every company under common control with the bank, including our company, is deemed to be an affiliate of the bank.
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
Reserve Requirements. Pursuant to regulations of the Federal Reserve, the bank must maintain average daily reserves against its transaction accounts. During 2007, no reserves were required to be maintained on the first $8.5 million of transaction accounts, but reserves equal to 3.0% were required on the aggregate balances of those accounts between $8.5 million and $45.8 million, and additional reserves were required on aggregate balances in excess of $45.8 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2008, no reserves will be required to be maintained on the first $9.3 million of transaction accounts, but reserves equal to 3.0% will be required on the aggregate balances of those accounts between $9.3 million and $43.9 million, and additional reserves are required on aggregate balances in excess of $43.9 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2007, the bank met its reserve requirements.
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
Dividends. All dividends paid by the bank are paid to our company, the sole shareholder of the bank. The general dividend policy of the bank is to pay dividends at levels consistent with maintaining liquidity and preserving applicable capital ratios and servicing obligations. The payment of dividends is subject to the discretion of the board of directors of the bank and will depend upon such factors as future earnings, financial condition, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.
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
Deposit Insurance. The bank’s deposits are insured up to $100,000 per insured non-IRA account and up to $250,000 per IRA account by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The bank is required to pay deposit insurance assessments set by the FDIC. The FDIC determines the Bank’s deposit insurance assessment rates on the basis of four risk categories. The bank’s assessment will range from 0.02 to 0.04% at the lowest assessment category up to a maximum assessment of 0.40% of the bank’s average deposit base, with the exact assessment determined by the bank’s assets, its capital and the FDIC’s supervisory opinion of its operations. The insurance assessment rate may change periodically and was significantly increased for all depository institutions during 2007. Increases in the assessment rate may have an adverse effect on the bank’s operating results. The FDIC has the authority to terminate deposit insurance.
Future legislation and regulations.
Our management and the bank’s management cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof. Any change in applicable law or regulation, state or federal, may have a material adverse effect on their business.
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
     With most of our loans concentrated in the Richmond and Greater Metropolitan Hampton Roads areas of Virginia and the coastal and eastern Piedmont region of North Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.
     In addition to the financial strength and cash flow characteristics of the borrower in each case, the bank often secures loans with real estate collateral. At December 31, 2007, approximately 80% of the bank’s loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
An inadequate allowance for loan losses would reduce our earnings and capital.
     Our loan losses could exceed the allowance for loan losses we have set aside. Our average loan size continues to increase. Reliance on historic loan loss experience may not be indicative of future loan losses. Approximately 78.0% of our loan portfolio is composed of construction, acquisition and development, commercial mortgage and commercial and industrial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of our loan collateral and problems affecting the credit of our borrowers.
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
     Since the beginning of 2006, our loan portfolio has more than doubled in size, growing by approximately $856 million. It is difficult to assess the future performance of this part of our loan portfolio due to the recent origination of these loans. Industry experience shows that it takes several years for loan difficulties to become apparent. We can give no assurance that these loans will not become non-performing or delinquent, which could adversely affect our future performance.
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
     We intend to continue to build market share through our de novo financial center strategy. During 2007, we opened two new financial centers in Raleigh, North Carolina and our first financial center in Wilmington, North Carolina. We currently intend to open five additional new financial centers in 2008. There are considerable costs involved in opening financial centers. New financial centers generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our new financial centers can be expected to negatively impact our earnings for some period of time until the financial centers reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new financial centers. Finally, we have no assurance our new financial centers will be successful even after they have been established.
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
     Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense, our largest recurring expenditure. Net interest income is the difference between income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits and our borrowings, including our outstanding junior subordinated debentures. We may not be able to effectively manage changes in what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. The Federal Reserve has made significant reductions in interest rates during the first quarter of 2008. Since rates charged on loans often tend to react to market conditions faster than do rates paid on deposit accounts, these rate changes are expected to have a negative impact on our earnings until we can make appropriate adjustments in our deposit rates. In addition, there are costs associated with our risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.
Our operations and customers might be affected by the occurrence of a natural disaster or other catastrophic event in our market area.
     Because substantially all of our loans are with customers and businesses located in the central and coastal portions of Virginia and North Carolina, catastrophic events, including natural disasters, such as hurricanes which historically have struck the east coast of the United States with some regularity, or terrorist attacks, could disrupt our operations. Any of these natural disasters or other catastrophic events could have a negative impact on most or all of our offices and customer base, as well as the strength of our loan portfolio. Even though we carry business interruption insurance policies, make contingency plans and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.

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
     We are a public company that operates in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.
     The laws and regulations applicable to public companies and the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank and financial holding companies, our cost of compliance could adversely affect our ability to operate profitably.
Our directors and executive officers own a significant portion of our common stock
     Our directors and executive officers, as a group, beneficially owned approximately 15% of our outstanding common stock as of December 31, 2007 (approximately 21% upon the exercise of outstanding vested options). As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.
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
     We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. During 2007 we issued $26.2 million of common stock and $25 million in trust preferred securities to acquire The Bank of Richmond, N.A. Additionally, we conducted a private placement of $23.3 million in preferred stock to support our continued growth. We may at some point need to again raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.
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
     The average daily trading volume of our shares on The Nasdaq Global Select Market for the three months ended March 10, 2008 was approximately 32,000 shares. Lightly traded stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. During the last half of 2007, the market prices for the securities of many banks and bank holding companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.
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
     We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2007, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $56.1 million. Payments of the principal and interest on the trust preferred securities of this special purpose trust are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trust are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.
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
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 – PROPERTIES
The Company currently operates out of the banking and insurance offices as set forth below:

	Approximate Square	Year Established/
Office Location	Footage	Acquired
Edenton - 322 S Broad St (4)	5,400	2006
Elizabeth City – 112 Corporate Dr (6)	25,000	2006
Elizabeth City - 1145 N Road St (1)	9,000	1999
Elizabeth City - 1404 W Ehringhaus St (3)	2,000	2003
Elizabeth City – 400 W Ehringhaus St (4)	5,000	2004
Elizabeth City – 802 W Ehringhaus St (2)	3,200	2004
Hertford - 147 N Church St (2)	2,000	2002
Kitty Hawk - 3600 Croatan Hwy (1)	6,500	2002
Kitty Hawk - 5406 Croatan Hwy (1)	4,200	2006
Moyock - 100 Moyock Commons Dr (4)	4,000	2004
Nags Head - 2808 @ Croatan Hwy (5)	4,800	2004
Plymouth - 433 US Hwy 64 E (4)	5,200	2000
Raleigh - 2209 Century Dr (3)	2,500	2006
Raleigh -8470 Falls of Neuse Rd (3)	4,486	2007
Raleigh - 2235 Access Medical Dr (3)	46,989	2007
Roper - 102 W Buncomb St (3)	550	2000
Wilmington - 901 Military Cutoff Rd (3)	7,600	2007
Chesapeake - 111 Gainsboro Square (5)	7,200	2002
Chesapeake - 575 Cedar Rd (3)	2,400	2003
Chesapeake - 1403 Greenbrier Parkway (3)	3,800	2006
Emporia - 5205 Main St (3)	6,500	2004
Midlothian - 13804 Hull St (3)	5,928	2007
Newport News - 753 Thimble Shoals Blvd (2)	2,800	2006
Norfolk - 539 21st St (3)	10,000	2006
Richmond - 5300 Patterson Ave (3)	5,948	2007
Richmond - 2730 Buford Rd (3)	2,768	2007
Richmond - 8905 Fargo Rd (3)	1,568	2007
Richmond - 8209 W Broad St (3)	3,588	2007
Richmond - 12090 W Broad St (3)	9,462	2007
Suffolk - 2825 Godwin Dr (3)	3,200	2004
Virginia Beach - 4460 Corporation Lane Suite 100 (3)	4,000	2000
Virginia Beach - 713 Independence Blvd (3)	2,200	2003
Virginia Beach - 1580 Laskin Rd (5)	7,500	2005
Virginia Beach - 641 Lynnhaven Parkway (3)	20,000	2006
Virginia Beach - 3801 Pacific Ave (3)	1,200	2006

	Approximate Square	Year Established/
Office Location	Footage	Acquired
Virginia Beach - 2098 Princess Anne Rd (3)	2,500	2005
Virginia Beach - 3001 Shore Dr (3)	2,000	2003

(1)	Includes banking, investment brokerage and insurance services.

(2)	Insurance services only.

(3)	Banking services only.

(4)	Only banking and insurance services.

(5)	Only banking and investment brokerage services.

(6)	Operations building.
The properties we own, including land, buildings and improvements, furniture, equipment and vehicles, had a net book value at December 31, 2007 of $73.6 million. In the opinion of the Company’s management, such properties are adequately covered by insurance, are in good operating condition, ordinary wear and tear excepted, and are adequate and suitable for the ordinary and regular conduct and operation of our business.
ITEM 3 – LEGAL PROCEEDINGS
The Company is aware of no material legal proceeding to which the Company or any of its subsidiaries is a party or of which any of their properties is subject.
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol “GBTS”. The following table sets forth the high and low published closing prices for shares of our common stock for the periods indicated. Where appropriate, prices have been adjusted for the effects of an 11-for-10 stock split in the form of a 10% stock dividend payable May 15, 2006 to holders of record as of the close of business on April 28, 2006. The last reported sales price of the common stock on March 10, 2008 was $10.14 per share. As of December 31, 2007, Gateway Bank had approximately 5,600 shareholders of record.

		High	Low	Dividend
2006	First Quarter	$15.74	$14.90	$0.03
	Second Quarter	15.69	14.45	0.03
	Third Quarter	15.01	14.01	0.05
	Fourth Quarter	14.73	13.95	0.05

2007	First Quarter	$14.44	$13.80	$0.05
	Second Quarter	14.71	13.17	0.08
	Third Quarter	15.83	12.74	0.08
	Fourth Quarter	14.41	11.85	0.08
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
The Company’s stock repurchase program, as approved by the Board of Directors on April 30, 2007, provides for the purchase of up to 500,000 shares. There have been 400,637 shares purchased under the 2007 plan during the year ended December 31, 2007.
The following table presents information with respect to shares of common stock repurchased by the Company during the forth quarter of 2007

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced	Purchased Under
Period	Shares Purchased	Paid Per Share	Program	the Program (1)
October 1, 2007 to October 31, 2007	—	$—	—	200,000
November 1, 2 007 to November 30, 2007	—	—	—	200,000
December 1, 2007 to December 31, 2007	100,637	12.33	100,637	99,363

Total	100.637	$12.33	100,637	99,363

ITEM 6 – SELECTED FINANCIAL DATA
The information presented below is derived in part from the audited consolidated financial statements and notes thereto of the Company. This information presented below does not purport to be complete and should be read in conjunction with the Company’s consolidated financial statements appearing elsewhere in this annual report.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$109,559	$73,097	$39,679	$19,632	$13,486
Total interest expense	60,474	36,099	16,376	6,691	5,341

Net interest income	49,085	36,998	23,303	12,941	8,145
Provision for loan losses	4,900	3,400	2,200	1,425	1,200

Net interest income after provision for loan losses	44,185	33,598	21,103	11,516	6,945
Total non-interest income	17,765	9,270	8,067	5,857	4,485
Total non-interest expense	44,941	34,974	23,266	14,653	10,230

Income before income taxes	17,009	7,894	5,904	2,720	1,200
Provision for income taxes	5,990	2,625	1,965	710	—

Net income	$11,019	$5,269	$3,939	$2,010	$1,200

Per Share Data: (1)
Net income basic	$0.91	$0.49	$0.48	$0.37	$0.30
Net income diluted	0.89	0.47	0.46	0.34	0.29
Dividends	0.29	0.16	0.09	0.02	—
Book value per common share	11.24	9.99	9.46	7.98	6.20
Tangible book value per common share	7.17	8.84	8.4	7 6.66	5.31

Balance Sheet Data:
Total assets	$1,868,185	$1,207,477	$883,373	$535,728	$314,826
Loans receivable	1,522,401	994,592	666,652	381,956	231,740
Allowance for loan losses	15,339	9,405	6,283	4,163	2,759
Deposits	1,408,919	923,725	646,262	406,259	238,452
Borrowings	282,102	166,929	134,665	63,926	50,000
Stockholders’ equity	164,407	109,640	98,744	64,318	24,971

Selected Performance Ratios:
Return on average assets	0.71%	0.51%	0.58%	0.49%	0.43%
Return on average equity	8.45%	5.06%	5.77%	5.12%	4.93%
Net interest margin (2)	3.49%	3.87%	3.81%	3.59%	3.24%
Net interest spread (3)	3.12%	3.35%	3.44%	3.33%	2.98%
Non-interest income as a percentage of net interest income and non-interest income	26.57%	20.04%	25.72%	31.16%	35.51%
Non-interest income as a percentage of average assets	1.15%	0.89%	1.19%	1.44%	1.61%
Non-interest expense to average assets	2.90%	3.35%	3.43%	3.59%	3.67%
Efficiency ratio (4)	67.23%	75.80%	74.17%	77.95%	81.00%

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Asset Quality Ratios:
Nonperforming loans to period-end loans	0.22%	0.33%	0.03%	0.13%	0.52%
Allowance for loan losses to period-end loans	1.01%	0.95%	0.94%	1.09%	1.19%
Allowance for loan losses to nonperforming loans	450.22%	287.70%	3079.90%	849.59%	228.02%
Nonperforming assets to total assets (5)	0.21%	0.27%	0.02%	0.09%	0.38%
Net loan charge-offs to average loans outstanding	0.09%	0.04%	0.02%	0.01%	0.11%

Capital Ratios: (6)
Total risk-based capital	11.40%	12.99%	15.17%	17.40%	12.68%
Tier 1 risk-based capital	10.43%	12.11%	14.31%	16.41%	11.59%
Leverage ratio	9.76%	11.38%	13.73%	13.89%	9.33%
Equity to assets ratio	8.80%	9.08%	10.19%	12.01%	7.93%

Other Data:
Number of banking offices	33	24	18	16	10
Number of full time equivalent employees	420	327	247	191	123

(1)	Restated for 11 –for- 10 stock split in 2006, 11 –for- 10 stock split in 2005, 21-for-20 stock split in 2004, and 21-for-20 stock split occurring during 2003.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

(3)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

(5)	Nonperforming assets consists of nonaccrual loans, restructured loans, and real estate owned, where applicable.

(6)	Capital ratios are for the Company.
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
FORWARD LOOKING STATEMENTS
Statements contained in this annual report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulations; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services.
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
OVERVIEW
Gateway Financial Holdings, Inc. is a financial holding company incorporated under the laws of North Carolina to serve as the holding company for Gateway Bank & Trust Co., a North Carolina chartered commercial bank. The bank began operations on December 1, 1998 and, effective October 1, 2001, became our wholly owned subsidiary.
Since inception, we have aggressively pursued the primary objective of building a full-service commercial banking operation, while effectively supplementing our banking activities with other financial services intended to generate significant non-interest income. Accordingly, a key component of our growth strategy has been expanding our franchise through the opening of newly constructed financial centers and strategic financial center acquisitions. We have grown into a regional community bank with a total of thirty-three full-service financial centers — nineteen in Virginia: Virginia Beach (7), Richmond (6), Chesapeake (3), Suffolk, Norfolk and Emporia; and fourteen in North Carolina: Elizabeth City (3), Edenton, Kitty Hawk (2), Raleigh (3), Moyock, Nags Head, Plymouth, Roper, and Wilmington. We acquired The Bank of Richmond, N.A., effective June 1, 2007, and operate the six financial centers in the Richmond metropolitan area and one loan production office in Charlottesville, Virginia, under the assumed name “The Bank of Richmond.” Consistent with our long-range strategic objectives, we will continue to consider acquisition opportunities including whole bank or financial center locations. We will also continue to explore de novo financial center opportunities in markets that we consider attractive. We currently intend to open five additional new financial centers in 2008, including our first financial centers in Chapel Hill and Wake Forest, North Carolina, and Charlottesville and Lynchburg, Virginia, as well as our second office in Emporia, Virginia
The bank has four wholly-owned operating subsidiaries, which have contributed to our market presence. Gateway Insurance Services, Inc., an insurance agency with offices in Edenton, Hertford, Elizabeth City, Plymouth, Moyock and Kitty Hawk, North Carolina, and the Hampton Roads area of Virginia, sells insurance products to businesses and individuals. Gateway Investment Services, Inc., assists Bank customers in their securities brokerage activities through an arrangement with an unaffiliated broker-dealer. As prescribed by this arrangement, Gateway Investment Services earns revenue through a commission sharing arrangement with the unaffiliated broker-dealer. Gateway Bank Mortgage, Inc., provides mortgage banking services with products that are sold on the secondary market. Gateway Title Agency, Inc., engages in title insurance and settlement services for real estate transactions. In an ongoing effort to create significant sources of non-interest income, we will continue to look for ways to expand non-traditional banking activities in our insurance and investment services subsidiaries.
Since inception, we have concentrated our efforts on building a franchise and infrastructure that can deliver and sustain long-term profitability. We have been profitable for twenty-four consecutive quarters, producing net income of $3.9 million in 2005, $5.3 million in 2006, and $11.0 million during the year ended December 31, 2007. While we anticipate continued profitability, future expansion activity can be expected to generate significant additional costs that can negatively impact earnings as we pursue our growth strategies.
In addition to our banking activities, the Bank has focused on insurance, mortgage and brokerage services to develop sustainable and growth-oriented sources of non-interest income. In the fourth quarter of 2006 Gateway Insurance Services acquired two agencies in Virginia (The Insurance Center and C D West & Company) opening the door for further expansion in the Hampton Roads area of Virginia. In February 2007, The Bank acquired Gateway Title Agency, Inc., which engages in title insurance and settlement services for real estate transactions. In addition, the Bank organized Gateway Investment Services in September 1999 to assist customers in their securities brokerage activities through a networking arrangement with an unaffiliated broker-dealer. Through this arrangement, Gateway

Investment Services earns revenues through commission sharing from the unaffiliated broker-dealer. In June 2006 we opened our wholly owned mortgage origination company in Raleigh, North Carolina with offices also in Elizabeth City, and Kitty Hawk, North Carolina and offices in Norfolk and Virginia Beach, Virginia. The Bank will continue to look for ways to expand non-traditional banking activities in its insurance subsidiary and securities networking arrangement, which create significant sources of non-interest income.
FINANCIAL CONDITION
December 31, 2007 and 2006
The Company continued its pattern of steady growth during 2007, with total assets increasing by $660.7 million, or 54.7%, to $1.87 billion at December 31, 2007 from $1.2 billion at December 31, 2006. This growth was principally driven by increased loans from our franchise expansion, the completion of our acquisition of The Bank of Richmond on June 1, 2007, the purchase of investment securities used primarily for balance sheet management and liquidity purposes, and the purchase of premises and equipment associated with the opening of three de novo financial centers during the second half of 2007, including a regional headquarters building in Raleigh, North Carolina. Assets acquired through the acquisition of The Bank of Richmond aggregated $235.7 million, including $36.7 million of goodwill. Total loans increased by $527.8 million, or 53.1%, from $994.6 million at December 31, 2006 to $1.5 billion at December 31, 2007. Of this increase, $168.0 million was related to loans from the acquisition of The Bank of Richmond. Therefore, organic loan growth for 2007 aggregated $359.8 million or 36.2%. This increase was attributed to the seasoning of our financial centers and our private banking center during the year and the steady economies of the markets in which we operate. The increases in loans were comprised principally of increases of $222.5 million, $124.4 million, and $92.1 million of construction, acquisition and development, commercial and industrial, and commercial real estate loans, respectively – areas of lending that the Company targets. This growth was concentrated mainly in the Raleigh and Wilmington North Carolina and Richmond and greater Hampton Roads areas of Virginia. As of December 31, 2007, 78.0% of our loan portfolio was represented by commercial, industrial, real estate, and construction and acquisition and development loans. The Company has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and trading and investment securities available for sale, were $170.4 million, or 9.1% of total assets, at December 31, 2007 as compared to $120.3 million, or 10.0% of total assets at December 31, 2006.
Funding for the growth in assets and loans was provided by an increase in deposits of $485.2 million to $1.4 billion, and an increase in total borrowings of $115.2 million. Of the increase in deposits, $177.6 million was related to deposits from the acquisition of The Bank of Richmond. Therefore, non-acquisition related deposits grew $307.6 million or 33.3%, from $923.7 million at December 31, 2006. Non-interest-bearing demand deposits increased by 14.7% or $15.9 million to $123.9 million from the $108.0 million balance at December 31, 2006. Savings, money market and NOW accounts increased by 49.8% or $133.9 million to $402.5 million, from the $268.7 million balance at December 31, 2006. These increases resulted from the maturing of our branch network, especially those financial centers opened during the last half of the year in Wilmington and Raleigh, North Carolina. Additionally, we introduced a new “Platinum” money market account during the second quarter of 2007, and an U-sweep and Clear Advantage NOW account during the fourth quarter of 2007 that has been very successful, as well as, our low cost business checking and sweep account programs. Time deposits totaled $882.5 million at December 31, 2007 as compared to $547.1 million at December 31, 2006. This increase of $335.5 million was driven primarily by retail CDs special offerings that are very competitive in our market place, an increase in brokered CDs of $130.7 million, and CD’s related to the acquisition of The Bank of Richmond of $125.8 million. Time deposits of more than $100,000 were $271.3 million, or 19.3% of total deposits at December 31, 2007 as compared with $205.5 million, or 22.2% of total deposits at December 31, 2006. The Company continued using brokered deposits to fund growth. The total brokered time deposits increased to $225.9 million as of December 31, 2007 compared to $95.2 million at December 31, 2006. As a percentage of total deposits, our brokered deposits increased to 16.0% of total deposits as compared to 10.3% at December 31, 2006. Brokered deposits were used primarily to fund loan growth in our loan production offices in Wilmington, Greenville and Chapel Hill, North Carolina, and Charlottesville, Virginia; and our private banking center in Raleigh. Loans for these offices aggregated $429.3 million as of December 31, 2007, an increase of $248.4 million during 2007. As of December 31, 2007 we had $282.1 million in total borrowings outstanding, as compared with $166.9 million outstanding at December 31, 2006. The Company issued an additional $25.7 million of junior subordinated debentures (commonly referred to as trust preferred securities) during the second quarter of 2007 which was used to fund the cash portion of the consideration for The Bank of Richmond acquisition. Additionally, the Company borrowed an additional $58 million from the Federal Home Loan Bank of Atlanta during 2007 that supported our loan and franchise growth not covered by deposit growth. These advances were primarily five year convertible advances with call provisions that provided a lower cost of funding.

Total stockholders’ equity increased by $54.8 million to $164.4 million from December 31, 2006, primarily as a result of issuing approximately 1.85 million shares of Company stock to fund the stock portion of the consideration to acquire The Bank of Richmond, the issuance of $23.2 million of non-cumulative perpetual preferred stock in a private placement in December 2007, and net income of $11.0 million; offset by cash dividends of $3.5 million during the year, and the repurchase and retirement of $5.6 million of its common stock. The capital ratios of the Company and the Bank continue to be in excess of the minimums required to be deemed well-capitalized by regulatory authorities.
NET INTEREST INCOME
Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2007, 2006 and 2005, average interest-earning assets were $1.4 billion, $956.8 million and $611.1 million, respectively. During these same years, the Company’s net interest margins were 3.49%, 3.87% and 3.81%, respectively.

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

	For the Years Ended December 31,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
				(Dollars in thousands)
Interest-earning assets:
Loans	$1,262,516	$102,041	8.08%	$835,527	$67,517	8.08%	$523,492	$36,358	6.95%
Interest-earning deposits	5,628	341	6.06%	2,707	140	5.17%	3,668	138	3.76%

Trading and investment securities available for sale taxable	113,777	5,909	5.19%	102,506	4,632	4.52%	72,579	2,731	3.76%
Investment securities available for sale tax exempt	11,243	423	3.76%	6,850	238	3.47%	6,327	204	3.22%

FHLB/FRB stock	12,594	845	6.71%	9,175	570	6.21%	5,038	248	4.92%

Total interest-earning assets	1,405,758	109,559	7.79%	956,765	73,097	7.64%	611,104	39,679	6.49%

Other assets	143,989			86,553			67,916

Total assets	$1,549,747			$1,043,318			$679,020

Interest-bearing liabilities:
Deposits:
Savings, NOW, and money market	$330,980	11,491	3.47%	$245,038	7,918	3.23%	$178,577	3,579	2.00%
Time deposits	751,226	38,103	5.07%	450,786	20,571	4.56%	267,494	9,115	3.41%
Borrowings	211,830	10,880	5.14%	145,725	7,610	5.22%	91,005	3,682	4.05%

Total interest-bearing liabilities	1,294,036	60,474	4.67%	841,549	36,099	4.29%	537,076	16,376	3.05%

Demand deposits	116,190			93,346			72,369
Other liabilities	9,130			4,216			1,317
Stockholders’ equity	130,391			104,207			68,258

Total liabilities and stockholders’ equity	$1,549,747			$1,043,318			$679,020

Net interest income and interest rate spread		$49,085	3.12%		$36,998	3.35%		$23,303	3.44%

Net interest margin			3.49%			3.87%			3.81%

Ratio of average interest-earning assets to average interest-bearing liabilities	108.63%			113.69%			113.78%

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

	Year Ended			Year Ended
	December 31, 2007 vs. 2006			December 31, 2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$34,507	$17	$34,524	$23,443	$7,716	$31,159
Interest-earning deposits	164	37	201	(43)	45	2
Trading and investment securities available for sale:
Taxable	547	730	1,277	1,239	662	1,901
Tax-exempt	159	26	185	18	16	34
FHLB/FRB stock	221	54	275	230	92	322

Total interest income	35,598	864	36,462	24,887	8,531	33,418

Interest expense:
Deposits:
Savings, NOW, and money market	2,880	693	3,573	1,740	2,599	4,339
Time deposits	14,475	3,057	17,532	7,305	4,151	11,456
Borrowings	3,430	(160)	3,270	2,701	1,227	3,928

Total interest expense	20,785	3,590	24,375	11,746	7,977	19,723

Net interest income increase	$14,813	$(2,726)	$12,087	$13,141	$554	$13,695

RESULTS OF OPERATIONS
Years Ended December 31, 2007 and 2006
Overview. The Company reported net income of $11.0 million or $0.89 per share (diluted) for the year ended December 31, 2007, as compared with net income of $5.3 million or $0.47 per share (diluted) for the year ended December 31, 2006, an increase of $5.8 million in net income and $0.42 in earnings per share (diluted). During 2007 cash dividends totaling $0.29 per share were paid as compared to $0.16 per share for the same period in 2006.
The results for both periods presented were affected by the fluctuations in fair value and net cash settlements on the economic hedge (interest rate swap) that it entered into in December 2005 to hedge the interest rate of its variable loan portfolio. Non-interest income included a gain and net cash settlements on the economic hedge of $584,000 for the year ended December 31, 2007, and a loss and net cash settlement on the economic hedge of $1.9 million for the year ended December 31, 2006, primarily as a result of fluctuations (both favorable and unfavorable) in the LIBOR swap interest rate and market conditions during the periods presented. The Company terminated its position in the economic hedge during the third quarter of 2007, and received a termination fee of $115,000 that was included in the above gain for 2007. The fair value of the interest rate swap can be volatile from quarter to quarter, and thus can affect net income positively or negatively depending on interest rate conditions and other factors. As a result of the Company terminating its position in the economic hedge, there will be no income or loss associated with the hedge going forward. Additionally, the results for 2007 included a fair value gain of $960,000 related to certain of its trust preferred debt securities that it had elected fair value option treatment effective January 1, 2007. This gain, which was included in other non-interest income, was the result of the unusual credit conditions the financial industry faced during the last half of the year, which saw credit spreads on these types of securities widen significantly. It would not be anticipated that the Company would experience a fair value gain of this magnitude in the future, and in all likelihood would show a fair value loss if credit market conditions become more normalized.
The Company’s primary focus (banking, mortgage loan origination, insurance, and investment services) continues to grow with de novo development of its branch network and subsidiary operations, and the completed acquisition of The Bank of Richmond on June 1, 2007. The acquisition and the opening of three de novo financial centers during the last half of the year (two in Raleigh, North Carolina and our first full financial center in Wilmington, North Carolina) increased our total financial centers to 33, along with a private banking center in Raleigh and four loan production offices. Our franchise has generated consistently high levels of net interest income and non-interest income since inception. During the year ended December 31, 2007, total revenue (defined as net interest income and non-interest income) increased $20.6 million or 44.5% to $66.9 million over the prior year. The significant increase in revenues was the primary reason for the increase in net income, partially offset by increases in non-interest expenses, loan loss provision, and income taxes. The Company has incurred additional non-interest expenses as a result of the franchise growth from period to period, increased FDIC insurance costs, higher franchise tax costs, and the acquisition of The Bank of Richmond (which increased non-interest expenses by approximately $2.4 million for the year ended December 31, 2007).
Net Interest Income. Total interest income increased to $109.6 million for the year ended December 31, 2007, a $36.5 million or 49.9% increase from the $73.1 million earned in 2006. Total interest income benefited from a 46.9% increase in average earning assets, driven primarily from a $427 million or 51.1% growth in average loans as compared with the prior year. The average yield on interest-earning assets increased 15 basis points from 7.64% to 7.79% due to restructuring the investment portfolio during the second quarter of this year, which increased the investment yield from 4.59% for the prior year to 5.22% for the year ended December 31, 2007. The yield on loans was flat year over year at 8.08%. However, loan yields in the fourth quarter of 2007 decreased to 7.93% from 8.20% for the fourth quarter of last year as a result of the 100 basis points cut in interest rate during the last four months of 2007. The current trend with interest rates is for them to continue to fall during the first part of 2008 with uncertainty as to which direction interest rates will take later in the year.
Average total interest-bearing liabilities increased by $452.5 million, or 53.8%, for the year ended December 31, 2007 as compared with the prior year, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 38 basis points over the same time period from 4.29% to 4.67% primarily as a result of several factors including: (1) funding $130.7 million of the growth over the last 12 months (primarily from loan production offices and our private banking center) with wholesale brokered CD’s (which typically have a higher all-in interest rate than bank core deposits); (2) our portfolio of CDs re-pricing upwards during the first half of the year as a result of interest rates continuing to increase due to competition for deposits, and (3) the introduction of a higher cost money market account and CD special during the second quarter of this year. Our costs for CD’s increased from 4.56% in 2006 to 5.07% in 2007, and our interest bearing transaction accounts increased from 3.23% to 3.49%. The rise in the cost of interest-bearing liabilities mitigated somewhat during the fourth quarter, as costs for the fourth quarter only increased 9 basis points as compared with the fourth quarter of last year, primarily as a result of the drop in interest rates — which had an immediate effect or our short-term borrowings, and allowed us to immediately start re-pricing our interest bearing transaction deposit accounts. The cost of our transaction accounts decreased to 3.42% for the fourth quarter of this year as compared with 3.47% for the entire year and 3.43% for the fourth quarter of last year.
As a result of the leveling of loan yields, and the increase in funding costs as discussed above, the interest rate spread decreased 23 basis points from 3.35% for the year ended December 31, 2006 to 3.12% for the current year; and the net interest margin decreased 38 basis points from 3.87% for the year ended December 31, 2006 to 3.49% for 2007. Despite this drop in interest margin during 2007, net interest income increased $12.1 million or 32.7% in the current year over 2006, driven primarily by the increased volume of $427 million higher average loans in 2007 as compared with the prior year.
Provision for Loan Losses. The Company recorded a $4.9 million provision for loan losses for the year ended December 31, 2007, an increase of $1.5 million over the $3.4 million provision for loan losses recorded for the prior year. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant qualitative factors. In both 2007 and 2006, the provision for loan losses was made principally in response to growth in loans, as well as changes in conditions related to the above factors. Net charge-offs as a percentage of average loans increased to 0.09% for the year ended December 31, 2007 from 0.04% in the prior year; and the Company’s level of nonperforming assets has increased slightly to $3.4 million at December 31, 2007, however, as a percentage to total loans outstanding, decreased from 0.33% at December 31, 2006 to 0.22% at December 31, 2007. Loan growth for the year ended December 31, 2007 (excluding the loans acquired through the acquisition of The Bank of Richmond) was $359.8 million as compared with $327.9 million for the year ended December 31, 2006. Impaired loans increased from $4.1 million at December 31, 2006 to $15.2 million at December 31, 2007, resulting in an approximate $682,500 increase in the allowance. At December 31, 2007 and December 31, 2006, respectively, the allowance for loan losses was $15.3 million and $9.4 million, representing 1.01% and 0.95%, respectively, of loans outstanding at the end of each period. Other than the nonaccrual loans listed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.
Non-Interest Income. Non-interest income aggregated $17.8 million for the year ended December 31, 2007 as compared with $9.3 million for the year ended December 31, 2007, an increase of $8.5 million or 91.6%. Both years were affected by the fluctuations in the fair value and net cash settlements of the economic hedge. Non-interest income included a gain and net cash settlements of the economic hedge of $584,000 for the year ended December 31, 2007; and a loss and net cash settlements of the economic hedge of $1.9 million for the year ended December 31, 2006. The change in fair value was primarily as a result of fluctuations (both favorable and unfavorable) in LIBOR swap interest rate and market conditions during both years. The Company terminated its position in the economic hedge during the third quarter of 2007, and received a termination fee of $115,000 that was included in the above gain for 2007. Revenues from the Company’s non-banking activities over the past 12 months have continued to increase. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage, brokerage operations and title insurance. Revenue from Gateway’s insurance operations increased $2.4 million or 81.9% to $5.2 million for the year ended December 31, 2007 as compared with the prior year. The increase in insurance revenues was due primarily to the acquisition of two agencies in Virginia in the fourth quarter of 2006 and a title insurance company during the first quarter of 2007, as well as, internal growth from cross-selling bank customers and building our customer base as our bank franchise has grown. Revenue from the mortgage subsidiary increased $1.4 million or 91.2% in 2007 to $3.0 million over the prior year. The increase in mortgage revenue is attributable to having a full year of operations in 2007 as compared with 2006 in which Gateway Bank Mortgage, Inc. only commenced operations in June. Mortgage revenues in the fourth quarter of the current year decreased 15.4% from the fourth quarter of the prior year attributed primarily to the nationwide issues that affected the mortgage industry during the last half of 2007. Although Gateway Bank Mortgage, Inc. essentially does no sub-prime lending, the limited access to the secondary markets had a negative effect on selling mortgages into the secondary markets, thus slowing revenues during the latter part of the year.
Service charges on deposit accounts increased $644,000 or 19.6% for the year ended December 31, 2007, as compared with the prior year as a result of the Company’s growth in transaction deposit accounts from period to period from its expanding financial center network.
Other income increased $945,000 million for the year ended December 31, 2007 as compared with the prior year primarily as a result of the gain in the fair value of its trust preferred debt securities of $960,000 during 2007. The Company elected the fair value option for certain of its trust preferred securities effective January 1 of this year, to hedge its short-term trading investment portfolio. As a result of the unusual credit conditions the financial industry faced during the last half of the year, the credit spreads on these debt securities widened significantly resulting in the gain. It would not be anticipated that the Company would experience a market value gain of this magnitude in the future, and in all likelihood would show a market value loss if credit market conditions become more normalized.
As a result of Gateway’s continuous efforts to introduce new products and services in order to better service its customers as well as enhance the overall diversification of its revenue base, non-interest income as a percent of total revenue was 26.6% for the year ended December 31, 2007 as compared with 20.0% for the prior year. Proforma non-interest income (non-interest income excluding the effects of the economic hedge on both periods discussed above) as a percent of total revenue was 25.9% for 2007 as compared with 23.7% for the prior year. Due to the volatility and lack of comparability caused by the economic hedge management believes presentation of an unadjusted non-GAAP pro-forma non-interest income and related percent to the revenues provides useful information to investors.
Non-Interest Expenses. Non-interest expenses aggregated $44.9 million for the year ended December 31, 2007, an increase of $10.0 million or 28.5% over the $34.9 million reported for the prior year. Substantially all of this increase resulted from the Bank’s growth and franchise development throughout all of 2006 in which the Bank opened six de novo financial centers, built a state of the art operations center, opened a private banking center, launched a new mortgage subsidiary and made two insurance agency acquisitions; and the opening of three de novo financial centers during the last half of 2007. Additionally, the acquisition of The Bank of Richmond added $2.4 million of non-interest expense during the last seven months of 2007. The acquisition and the significant expansion over the past two years resulted in personnel costs increasing by $7.7 million, or 44.5% to $25.0 million for the year ended December 31, 2007 from $17.3 million for prior year. During the past year the Company had 93 new hires (of which 40 were related to The Bank of Richmond), while the costs of occupancy and equipment costs increased by $1.4 million, or 20.2% to $8.3 million from $6.9 million for the prior year. Other expenses increased $549,000 or 6.0% for the year ended December 31, 2007 as compared with the prior year. The increase was related to approximately $690,000 in higher FDIC premiums that resulted from the FDIC increasing insurance premiums effective January 1 of this year, $204,000 higher franchise taxes that has resulted from the increase in our financial centers in Virginia, and $160,000 higher intangibles amortization that has resulted from acquisitions since the third quarter of last year; offset by lower promotion and consultant expenses.
Provision for Income Taxes. The Company’s effective tax rate was approximately 35.2% and 33.3% for the years ended December 31, 2007 and 2006, respectively. The reason that the effective rate was lower for the year ended December 31, 2006 was due to the effect tax-exempt income from municipal securities and BOLI had on lower pre-tax income for that year. As a result of the Company’s sustained pattern of profitability we expect our tax rate to remain near the level incurred for the current year. Deferred tax assets have increased primarily due to increases in our loan loss provision.
RESULTS OF OPERATIONS
Years Ended December 31, 2006 and 2005
Overview. The Company reported net income of $5.3 million or $.47 per diluted share for the year ended December 31, 2006, as compared with net income of $3.9 million or $.46 per diluted share for 2005, an increase of $1.3 million or 33.8% in net income, and an increase of $.01 or 2.1% in net income per diluted share. The results from operations were negatively affected during the year by the change in fair value of its interest rate swap that was entered into in December 2005 to hedge the interest rate of its variable loan portfolio. The change in the fair value of this economic hedge reduced non-interest income by $1.2 million, and in total the loss and net cash settlement on the economic hedge was $1.9 million for the year. This loss (net of taxes using a 37.5 % blended rate) reduced net income by $1.2 million or $0.11 per diluted share. The market value of the interest rate swap can be volatile from quarter to quarter, and thus can affect net income positively or negatively depending on interest rate conditions and other factors.
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
Net Interest Income. Net interest income increased to $37.0 million for the year ended December 31, 2006, a $13.7 million or 58.8% increase from the $23.3 million earned during 2005. Total interest income benefited from growth in the level of average earning assets during the year. Asset growth combined with higher asset yields caused by the increase in market interest rates during periods reported contributed to this rise in income. Average total interest-earning assets increased $345.7 million, or 56.6%, for 2006 as compared to 2005, while the average yield increased by 115 basis points from 6.49% to 7.64%. Average total interest-bearing liabilities increased by $304.5 million, or 56.7% for 2006 as compared to 2005, while the average cost of interest-bearing liabilities increased by 124 basis points from 3.05% to 4.29%. Our cost of funds increased at a higher pace than our yield on interest-earning assets as a result of deposits steadily repricing at higher rates throughout the entire year, while the yield on our loan and investment portfolio has remained relatively flat for the last half of 2006 since the last increase in interest rates occurred in June 2006. This resulted in a 9 basis point decrease in interest rate spread. However, despite the decrease in interest rate spread, because we were able increase our interest earning assets by $41.2 million more than our interest bearing liabilities (primarily as a result of $21.0 million increase in average demand deposit accounts), our interest rate margin improved during 2006 by 6 basis points. For the year ended December 31, 2006, the net interest rate spread was 3.35%

and the net interest margin was 3.87%. For the year ended December 31, 2005, the net interest spread was 3.44% and the net interest margin was 3.81%.
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
Non-Interest Income. Non-interest income totaled $9.3 million for the year ended December 31, 2006 as compared with $8.1 million for 2006, an increase of $1.2 million, or 14.9%. Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage banking, and brokerage networking operations. Non-interest income was negatively affected in 2006 by the loss and net cash settlement on economic hedge of $1.9 million. Of this loss, $1.2 million was related to the drop in fair value of the economic hedge that resulted from the rise in rates primarily during the first half of 2006. The fair value of the economic hedge can be volatile from quarter to quarter and thus effect non-interest income either positively or negatively depending on interest rate conditions and other factors. Excluding the effect of the economic hedge, non-interest income was $11.2 million which represented a $3.1 million or 38.7% increase during 2005.
The 2006 increases were broad based and include $986,000 in service charges on deposit accounts, $495,000 in income from insurance operations, $88,000 in income from brokerage operations, $185,000 from bank owned life insurance, $748,000 from mortgage operations, $560,000 from gain on the sale of securities and $396,000 from other service fee income. The increase in service charges was a direct result of the increase in the number of deposit accounts opened during 2006 that came from the financial center expansion and Haberfeld High Performance Checking program. The increase in insurance operations resulted also from the franchise expansion, growth in lines of business, and the two insurance company acquisitions made in the fourth quarter of 2006. The increase in brokerage revenues resulted from expanding our brokerage services into Virginia during the first quarter with the hiring of an experienced broker in Virginia Beach. The increase in income from bank owned life insurance was the result of purchasing an additional $7.0 million of bank owned life insurance during the third quarter of 2006. During mid 2006 the bank dissolved its 49% ownership of Gateway First Mortgage, LLC (“Gateway First”) which provided mortgage banking services to the Bank and to other lenders and replaced it with our wholly owned mortgage subsidiary, Gateway Bank Mortgage, Inc., which accounted for the increase in mortgage revenues in 2006 as compared with the prior year.
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

LIQUIDITY AND CAPITAL RESOURCES
The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and trading and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 2007, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $195.0 million, with $174.0 million outstanding secured by commercial loans and investment securities; federal funds lines of credit with six other financial institutions in the aggregate amount of $106.5 million from which $28 million was borrowed at December 31, 2007; and a line of credit with a bank of $20.0 million from which $4.0 million was borrowed at December 31, 2007. The Company also utilizes the wholesale brokered CD market to fund liquidity on an as needed basis.
Total deposits were $1.4 billion and $923.7 million at December 31, 2007 and 2006, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits have been built, the Company has relied significantly on time deposits as a source of funds. Certificates of deposit are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At December 31, 2007, time deposits represented 62.6% of the Company’s total deposits, up from 59.2% of total deposits at December 31, 2006. Certificates of deposit of $100,000 or more represented 19.3% and 22.2%, respectively, of the Bank’s total deposits at December 31, 2007 and 2006. At December 31, 2007, the Company had $225.9 million in brokered time deposits, representing 16.0% of total deposits at that date, up from 10.3% of total deposits at December 31, 2006. The bank has primarily used brokered deposits to fund its loan production offices and private banking center. While the Company will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.
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
At December 31, 2007 and 2006, the Company’s tangible equity to asset ratio was 6.07% and 8.04%, respectively. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The regulatory capital position of both the Company and the Bank was enhanced during December 2007 with the issuance of $23.2 million in perpetual non-cumulative preferred stock and $25.7 million of trust preferred securities in May 2007 that qualify, subject to certain limitations, as Tier 1 capital. The Company’s Tier 1 capital ratio at December 31, 2007 and 2006 was 10.43% and 12.11%, respectively.
CAPITAL RATIOS
The Bank is subject to minimum capital requirements. See “SUPERVISION AND REGULATION.” As the following table indicates, at December 31, 2007, the Bank exceeded regulatory capital requirements.

	At December 31, 2007
	Actual	Minimum	Well-Capitalized
	Ratio	Requirement	Requirement
Total risk-based capital ratio	11.19%	8.0%	10.0%
Tier 1 risk-based capital ratio	10.24%	4.0%	6.0%
Leverage ratio	9.46%	4.0%	5.0%
Management expects that the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2007.

	Payments Due by Period
		On Demand
		Or Within			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Federal funds purchased	$28,000	$28,000	$—	$—	$—
FHLB advances	174,000	5,000	6,500	145,000	17,500
Reverse purchase agreements	20,000	—	—	10,000	10,000
Junior subordinated debentures	56,102	—	—	—	56,102
Line of credit with a bank	4,000	—	4,000	—	—
Lease obligations	19,010	1,574	2,737	2,349	12,350
Deposits	1,408,919	1,349,704	42,826	16,368	21

Total contractual cash obligations	$1,710,031	$1,384,277	$56,063	$173,717	$95,973

     The following table reflects other commitments of the company outstanding as of December 31, 2007.

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Undisbursed home equity credit lines	$69,789	$69,789	$—	$—	$—
Other commitments and credit lines	269,640	269,640	—	—	—
Undisbursed portion of construction loans	122,475	122,475	—	—	—
Standby letters of credit	19,411	19,411	—	—	—
Commitments to originate mortgage Loans, fixed and variable rate	12,181	12,181	—	—	—

Total other commitments	$493,496	$493,496	$—	$—	$—

In the normal course of business, the Company may enter into purchase agreements for goods or services. In management’s opinion, the dollar amount of such agreements at December 31, 2007 is not material and has not been included in the above table.
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
Based on the results of the income simulation model as of November 30, 2007, the Company would expect an increase in net interest income of $1.6 million if interest rates increase from rates as of December 31, 2007 by 200 basis points and a decrease in net interest income of $6.0 million if interest rates decrease from rates as of December 31, 2007 by 200 basis points.
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
The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007 which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2007
		Over 3	Total
	3 Months	Months to	Within	Over 12
	or Less	12 Months	12 Months	Months	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$911,465	$93,632	$1,005,097	$517,304	$1,522,401
Interest-earning deposits	1,092	—	1,092	—	1,092
Investment securities available for sale	5,720	492	6,212	120,538	126,750
Trading securities	23,011	—	23,011	—	23,011
FHLB/FRB stock	15,660	—	15,660	—	15,660

Total interest-earning assets	$956,948	$94,124	$1,051,072	$637,842	$1,688,914

Percentage of total interest-earning assets	56.66%	5.57%	62.23%	37.77%	100.00%
Cumulative percentage to total interest- earning assets	56.66%	62.23%	62.23%	100.00%	100.00%

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$402,523	$—	$402,523	$—	$402,523
Time	274,389	548,907	823,296	59,215	882,511
Borrowings	88,102	5,000	93,102	189,000	282,102

Total interest-bearing liabilities	$765,014	$553,907	$1,318,921	$248,215	$1,567,136

Percentage of total interest-bearing liabilities	48.82%	35.34%	84.16%	15.84%	100.00%
Cumulative percentage of total interest- bearing liabilities	48.82%	84.16%	84.16%	100.00%	100.00%

Interest sensitivity gap	$191,934	$(459,783)	$(267,849)	$389,627	$121,778

Cumulative interest sensitivity gap	$191,934	$(267,849)	$(267,849)	$121,778	$121,778

Cumulative interest sensitivity gap as a percentage of total interest-earning assets	11.36%	(15.86)%	(15.86)%	7.21%	7.21%

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	125.09%	79.69%	79.69%	107.77%	107.77%
The table illustrates that if assets and liabilities reprice in the time intervals indicated in the table, the Company is asset sensitive in the very short-term (three months or less), becomes liability sensitive between three and twelve months, and then becomes asset sensitive again over twelve months. As stated above, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that interest-bearing demand accounts, money market accounts and savings accounts are immediately sensitive to movements in rates, the Company expects that in a changing rate environment the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets which are considered to be immediately sensitive. Additionally, certain assets have features which restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Company places primary emphasis on its income simulation model when managing its exposure to changes in interest rates.
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
A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires a difficult, subjective or complex judgment by management. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. Estimates and judgments are integral to our accounting for certain items, and those estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. The Company periodically evaluates its estimates, including those related to the allowance for loan losses, goodwill, intangible assets, and stock based compensation. While we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. Further information regarding the accounting policies that we consider to be critical is provided below.
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
Management considers the established allowance adequate to absorb losses that relate to loans outstanding at December 31, 2007, although future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions may be required. For further information on the allowance for loan losses, see “Financial Condition” in Management’s Discussion and Analysis and Note D of the “Notes to Consolidated Financial Statements” included in this Annual Report.
Goodwill and Other Intangible Assets. Intangible assets include goodwill and other identifiable assets, such as core deposit premiums, resulting from acquisitions. Core deposit premiums are amortized primarily on a straight-line basis over a ten-year life based upon historical studies of core deposits. Intangible assets related to insurance agency acquisitions are amortized over the expected life of the book of business acquired. Goodwill is not amortized but is tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include adverse changes in legal factors, business climate, unanticipated competition, change in regulatory environment or loss of key personnel.
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
Stock Compensation Plans. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-

Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows flows, rather than as a reduction of taxes paid, which is included within operating cash flows.
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
OFF-BALANCE SHEET ARRANGEMENTS
Information about the Company’s off-balance sheet risk exposure is presented in Note K to the accompanying consolidated financial statements. As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, except as otherwise disclosed in Note G to the accompanying consolidated financial statements, the Company is not involved in any unconsolidated SPE transactions.
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

	At December 31,
	2007		2006
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial & industrial	$263,283	17.3%	$137,658	13.8%
Real estate – construction	604,335	39.7%	381,788	38.4%
Real estate – commercial mortgage	321,806	21.1%	229,752	23.1%
Real estate – 1-4 family mortgage	193,549	12.7%	128,920	13.0%
Consumer	22,133	1.4%	15,347	1.5%
Mortgage loans held for sale	5,624	.4%	15,576	1.6%
Home equity lines of credit	113,191	7.4%	85,882	8.6%

Subtotal	1,523,921	100.0%	994,923	100.0%

Less: Allowance for loan losses	(15,339)		(9,405)
Unamortized net deferred (fees) costs	(1,520)		(331)

Net loans	$1,507,062		$985,187

	At December 31,
	2005		2004
		Percent		Percent
	Amount	of Total	Amount	of Total
		(Dollars in thousands)
Commercial & industrial	$75,935	11.4%	$69,075	18.0%
Real estate – construction	256,720	38.4%	131,431	34.4%
Real estate – commercial mortgage	155,396	23.3%	90,197	23.6%
Real estate – 1-4 family mortgage	97,215	14.6%	51,768	13.5%
Consumer	12,962	1.9%	10,641	2.8%
Home equity lines of credit	69,246	10.4%	29,350	7.7%

Subtotal	667,474	100.0%	382,462	100.0%

Less: Allowance for loan losses	(6,283)		(4,163)
Unamortized net deferred (fees) costs	(822)		(506)

Net loans	$660,369		$377,793

	At December 31,
	2003
		Percent
	Amount	of Total
	(Dollars in thousands)
Commercial	$52,554	22.7%
Real estate – construction	55,970	24.2%
Real estate – commercial mortgage	68,094	29.3%
Real estate – 1-4 family mortgage	32,191	13.9%
Consumer	10,458	4.5%
Home equity lines of credit	12,615	5.4%

Subtotal	231,882	100.0%

Less: Allowance for loan losses	(2,759)
Unamortized net deferred (fees) costs	(142)

Net loans	$228,981

The following table presents, at December 31, 2007, (i) the aggregate maturities or repricings of loans in the named categories of the Company’s loan portfolio and (ii) the aggregate amounts of such loans maturing or repricing after one year by fixed and variable rates:

	Within 1 Year	1-5 Years	After 5 Years	Total
	(Dollars in thousands)
Real estate — construction	$498,226	$79,947	$26,163	$604,336
Commercial and industrial	173,267	77,902	12,116	263,285

Total	$671,493	$157,849	$38,279	$867,621

Fixed rate loans				$187,794
Variable rate loans				8,334

				$196,128

Commercial & Industrial Loans. Commercial business lending is a primary focus of the Company’s lending activities. At December 31, 2007, the Company’s commercial and industrial loan portfolio equaled $263.3 million or 17.3% of total loans, as compared with $137.7 million or 13.8% of total loans at December 31, 2006. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Company also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Company requires personal guarantees and secondary sources of repayment.
Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on our commercial loans adjust with changes in interest rates.
Real Estate Loans. Real estate loans are made for purchasing, constructing and refinancing one to four family, five or more family and commercial properties. The Company offers fixed and adjustable rate options. The Company provides customers access to long-term conventional real estate loans through its mortgage subsidiary which makes Federal National Mortgage Association (“FNMA”) – conforming loans for the account of third parties.
At December 31, 2007, the Company’s residential one to four family loans amounted to $193.5 million or 12.7% of total loans as compared with $128.9 million or 13.0% of total loans at December 31, 2006. The Company’s residential mortgage loans are secured by properties located within the Company’s market area. Some of the one to four family residential mortgage loans that the Company makes are originated for the account of third parties, either through the Bank or Gateway Bank Mortgage, Inc. Such loans are booked as loans held for resale until the loan is sold. At December 31, 2007 such loans aggregated $5.6 million as compared with $15.6 million at December 31, 2006. The Company receives fees for each such loan originated and/or sold, with such fees included in income from mortgage operations which aggregated $3.0 million for the year ended December 31, 2007 and $1.6 million for the year ended December 31, 2006. The Company anticipates that it will continue to be an active originator of residential loans.
The Company has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans equaled $321.8 or 21.1% of total loans at December 31, 2007 and $229.8 million or 23.1% of total loans at December 31, 2006. This lending has involved loans secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Company requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.
The Company originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes and development of properties. The Company also makes commercial real estate construction loans, generally for owner-occupied properties. Real estate construction, acquisition and development loans amounted to

$604.3 million or 39.7% of total loans at December 31, 2007 and $381.8 million or 38.4% of total loans at December 31, 2006. The Company generally receives a pre-arranged permanent financing commitment from an outside entity prior to financing the construction of pre-sold homes. The Company lends to builders and developers who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Company further endeavors to limit its construction lending risk through adherence to established underwriting procedures. Also, the Company generally requires documentation of all draw requests and utilizes loan officers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Company requires personal guarantees and secondary sources of repayment on construction loans.
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

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$3,407	$3,269	$204	$490	$1,210
Restructured loans	—	—	—	—	—

Total nonperforming loans	3,407	3,269	204	490	1,210

Real estate owned	482	—	—	—	—

Total nonperforming assets	$3,889	$3,269	$204	$490	$1,210

Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Allowance for loan losses	15,339	9,405	6,283	4,163	2,759
Nonperforming loans to period end loans	.22%	0.33%	0.03%	0.13%	0.52%
Allowance for loan losses to period end loans	1.01%	0.95%	0.94%	1.09%	1.19%
Allowance for loan losses to nonperforming loans	450.22%	287.70%	3,079.90%	849.59%	228.02%
Nonperforming assets to total assets	.21%	0.27%	0.02%	0.09%	0.38%
Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectability of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by management in assessing the adequacy of our allowance for loan losses. At December 31, 2007, we had $11.8 million of potential problem loans. Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2007 the Company had $482,000 of real estate owned.
Analysis of Allowance for Loan Losses
Our allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off, and we reduce our allowance by loans charged off. We evaluate the adequacy of the allowance at least quarterly. In addition, on a monthly basis our board of directors reviews our loan portfolio, conducts an evaluation of our credit quality and reviews our computation of the loan loss provision, recommending changes as may be required. In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our limited history of operations. Because we have a limited history of our own, we also consider the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to make adjustments to the allowance based upon judgments different from those of our management.
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
Growth in loans outstanding has, throughout our history, been the primary reason for increases in our allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among our major loan categories. Since December 31, 2005 our loan portfolio has more than doubled, growing $855.7 million. Therefore, over half of our loan portfolio is unseasoned and less than two years old. We have maintained excellent asset quality through-out our history. For all fiscal years through 2007, our net loan charge-offs in each year were no more than 0.15% of average loans outstanding, and were 0.09% for the year ended December 31, 2007. However, because a substantial portion of our portfolio is unseasoned, even with the sustained trend of low loss experience, based upon all the qualitative factors as discussed above and our assessment of probable loss, we have set our allowance for loan losses at December 31, 2007 at $15.3 million, representing 1.01% of total loans outstanding, which is consistent with         .95% at December 31, 2006.
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

	At December 31,
	2007		2006
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial & industrial	$3,105	17.28%	$1,852	11.37%
Real estate – construction	5,886	39.66%	3,377	38.46%
Real estate – commercial mortgage	3,102	21.12%	2,083	23.28%
Real estate – 1-4 family mortgage	1,550	13.06%	1,087	14.56%
Consumer	301	1.45%	192	1.95%
Home equity lines of credit	1,395	7.43%	814	10.38%

Total	$15,339	100.0%	$9,405	100.0%

	At December 31,
	2005		2004
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial & industrial	$833	11.4%	$667	18.0%
Real estate – construction	2,464	38.4%	1,577	34.4%
Real estate – mortgage	2,277	37.9%	1,477	37.1%
Consumer	169	1.9%	128	2.8%
Home equity lines of credit	540	10.4%	294	7.7%
Unallocated	—	—	20	—

Total	$6,283	100.0%	$4,163	100.0%

	At December 31,
	2003
		% of Total
	Amount	Loans (1)
	(Dollars in thousands)
Balance applicable to:
Commercial	$683	22.7%
Real estate – construction	672	24.2%
Real estate – mortgage	1,102	43.2%
Consumer	125	4.5%
Home equity lines of credit	139	5.4%
Unallocated	38	—

Total	$2,759	100.0%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth for the periods indicated information regarding changes in the Company’s allowance for loan losses:

	At or for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$9,405	$6,283	$4,163	$2,759	$1,721

Charge-offs:
Commercial	(435)	(42)	—	—	(195)
Real estate	(404)	—	—	—	—
Consumer	(316)	(263)	(87)	(174)	(20)
Home equity lines of credit	—	—	—	—	—

Total charge-offs	(1,155)	(305)	(87)	(174)	(215)

Recoveries:
Commercial	36	3	—	125	1
Real estate	—	—	—	—	—
Consumer	31	24	7	28	—
Home equity lines of credit	—	—	—	—	—

Total recoveries	67	27	7	153	1

Net charge-offs	(1,088)	(278)	(80)	(21)	(214)

Allowance acquired from The Bank Of Richmond acquisition	2,122	—	—	—	—

Allowance for loan losses on Loans purchased	—	—	—	—	52

Provision for loan losses charged to operations	4,900	3,400	2,200	1,425	1,200

Balance at end of period	$15,339	$9,405	$6,283	$4,163	$2,759

Ratio of net loan charge-offs to average loans outstanding	0.09%	0.04%	0.02%	0.01%	0.11%

INVESTMENT ACTIVITIES
The Company’s portfolio of investment securities consist of trading securities, which are all US government and agency securities, and available for sale securities which consist primarily of U.S. Treasury and government agency securities, mortgage-backed securities, preferred stock in U.S. government agencies, corporate and municipal bonds, and common stock in several community banks.
Trading securities of $23 million at December 31, 2007 are carried at fair value, with unrealized gains and losses reported as a component of non-interest income. Trading securities are held principally for resale in the near term and provide short-term liquidity as part of the Company’s asset/liability management strategy.
Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends also to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
December 31, 2007
U.S. government agencies	$4,395	$68	$—	$4,463
Corporate debt/equity securities	38,568	40	2,302	36,306
Mortgage-backed securities	72,889	650	3	73,536
Municipal securities	12,564	31	150	12,445

	$128,416	$789	$2,455	$126,750

December 31, 2006
U.S. government agencies	$36,900	$—	$922	$35,978
Corporate debt/equity securities	8,415	403	10	8,808
Mortgage-backed securities	42,748	9	616	42,141
Municipal securities	6,612	14	78	6,548

	$94,675	$426	$1,626	$93,475

December 31, 2005
U.S. government agencies	$42,555	$—	$1,327	$41,228
Corporate debt/equity securities	6,619	1,373	117	7,875
Mortgage-backed securities	67,935	13	581	67,367
Municipal securities	7,372	18	87	7,303

	$124,481	$1,404	$2,112	$123,773

The following table summarizes the amortized costs, fair values and weighted average yields, based on amortized cost, of securities available-for-sale at December 31, 2007, by contractual maturity groups:

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
Corporate debt/equity securities:
Due within one year	$7,864	$5,620	6.53%
Due after one but within five years	2,560	2,541	6.42%
Due after five but within ten years	3,016	3,017	5.45%
Due after ten years	25,128	25,128	8.28%

	38,568	36,306	7.58%

U.S. agency and mortgage-backed securities:
Due after one but within five years	997	1,006	5.26%
Due after five but within ten years	4,197	4,267	5.19%
Due after ten years	72,090	72,726	5.41%

	77,284	77,999	5.39%

Municipal securities:
Due within one year	595	593	2.54%
Due after one but within five years	1,204	1,196	3.90%
Due after five but within ten years	1,875	1,880	4.43%
Due after ten years	8,890	8,776	4.32%

	12,564	12,445	4.21%

Total securities available for sale:
Due within one year	8,459	6,213	6.24%
Due after one but within five years	4,761	4,743	5.56%
Due after five but within ten years	9,088	9,164	5.00%
Due after ten years	106,108	106,630	6.08%

	$128,416	$126,750	5.89%

At December 31, 2007 there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company’s stockholders’ equity.
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

	At December 31,
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing NOW, money market and savings accounts	$330,980	3.47%	$245,038	3.23%	$178,577	2.00%

Time deposits	751,226	5.07%	450,786	4.56%	267,494	3.41%

Total interest-bearing deposits	1,082,206	4.58%	695,824	4.09%	446,071	2.85%

Demand and other non-interest-bearing deposits	116,190		93,346		79,901

Total average deposits	$1,198,396	4.14%	$789,170	3.61%	$525,972	2.41%

The following table sets forth at the dates indicated the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2007:

At December 31, 2007
(Dollars in thousands)
Remaining maturity:
Less than three months	$80,263
Over three months through six months	122,529
Over six months through one year	49,443
Over one year through three years	15,024
Over three years through five years	4,015

Total	$271,274

Borrowings
As additional sources of funding, the Company uses advances from the Federal Home Loan Bank of Atlanta under a line of credit with a maximum borrowing availability not to exceed $432.1 million at December 31, 2007. Outstanding advances at December 31, 2007 were as follows:

	Interest	(Dollars in thousands)
Maturity	Rate	2007	2006
May 4, 2012	4.25%	$15,000	$—
March 17, 2010	5.71%	1,500	1,500
November 10, 2010	5.43%	5,000	5,000
July 31, 2017	2.96%	7,500	—
August 7, 2017	2.88%	10,000	—
April 21, 2008	4.22%	5,000	5,000
April 25, 2012	4.85%	—	10,000
May 8, 2012	4.23%	10,000	—
September 17, 2012	3.78%	10,000	—
July 23, 2012	4.85%	—	10,000
September 19, 2012	3.80%	25,000	—
October 4, 2011	4.35%	—	20,000
October 24, 2011	4.35%	—	5,000
August 8, 2011	4.56%	—	35,000
November 23, 2007	5.50%	—	14,500
September 1, 2011	4.49%	—	10,000
September 27, 2012	3.72%	20,000	—
October 22, 2012	3.65%	25,000	—
July 25, 2012	4.53%	15,000	—
July 31, 2012	4.17%	7,500	—
August 28, 2012	3.99%	10,000	—
December 12, 2012	2.95%	7,500	—

		$174,000	$116,000

Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2007 advances are secured by investment securities available for sale with a fair value of $44.6 million and by loans with a carrying amount of $274.4 million, which approximates market value. The Company has a maximum borrowing availability from FHLB equal to $432.1 million at December 31, 2007.
The Company may purchase federal funds through six unsecured federal funds lines of credit aggregating $106.5 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate (4.25% at December 31, 2007). The Company had $28.0 million and $0 outstanding on these lines of credit as of December 31, 2007 and 2006, respectively. The maximum amounts outstanding under these lines of credit at any month-end during 2007 and 2006 were $28.0 million and $35.0 million, respectively. The average amounts outstanding under these lines of credit were $12.8 million for 2007 and $11.0 million for 2006.
The Company entered into two reverse repurchase agreements in 2006 pursuant to a master repurchase agreement.

Each repurchase agreement is for $10.0 million, and is collateralized with mortgage backed securities with a similar fair market value. The first repurchase agreement, dated August 1, 2006 has a five year term. The interest rate on this agreement was 4.49% from August 1, 2006 through November 1, 2006. The interest rate was fixed at 4.99% on November 1, 2006 until it is repurchased by the counterparty on August 1, 2011. The agreement is callable by the counterparty on a quarterly basis. The second repurchase agreement, dated August 1, 2006 has a seven year term with a repurchase date of August 1, 2013. The interest rate of this agreement was 4.55% from August 1, 2006 through February 1, 2007, at which time it adjusted to a variable rate of 9.85% minus three month LIBOR (4.91% at December 31, 2007), not to exceed 5.85%, for the duration of the contract. The applicable interest rate in affect at December 31, 2007 was 4.94%. The agreement is callable by the counterparty on a quarterly basis.
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
In May of 2007, $25.0 million of trust preferred securities were placed through Gateway Capital Statutory Trust IV (the “Trust”). The Trust issuer has invested the total proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to the 3 month LIBOR plus 1.55%. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on or after May 31, 2012, in whole or in part. Redemption is mandatory at May 31, 2037. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.
The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Board of Governors of the Federal Reserve issued a final rule stating that trust preferred securities will continue to be included in Tier 1 capital, subject to stricter quantitative and qualitative standards. For Bank Holding Companies, after a transition period, under the new rule which is effective as of March 31, 2009, trust preferred securities will continue to be included in Tier 1 capital up to 25% of core capital elements (including trust preferred securities) net of goodwill less any associated deferred tax liability.

As of December 31, 2007 the Company has $408,000 of the trust preferred securities that did not qualify for Tier 1 capital and was included in Tier 2 capital.
In March 2007, the Company entered into a three year, $20,000,000 revolving line of credit agreement with a bank. Interest on the outstanding principal is based on 90 day LIBOR plus 1.25%, giving an interest rate of 6.57% at December 31, 2007. At December 31, 2007 the Company had $4,000,000 outstanding on the line of credit. The agreement requires that the Company must maintain certain financial ratios and remain well capitalized per regulatory guidelines. The Company was in compliance with all financial covenants as of December 31, 2007.
Interim Financial Information (Unaudited)
Consolidated quarterly results of operations were as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2007
Interest income	$21,580	$26,047	$30,759	$31,173
Interest expense	11,541	14,338	17,200	17,395

Net interest income	10,039	11,709	13,559	13,778
Provision for loan losses	1,200	1,350	750	1,600
Noninterest income	4,649	3,117	6,118	3,881
Noninterest expense	9,526	10,417	12,353	12,645

Income before income tax expense	3,962	3,059	6,574	3,414
Income tax expense	1,448	1,040	2,358	1,144

Net income	$2,514	$2,019	$4,216	$2,270

Basic earnings per share	$0.23	$0.17	$0.33	$0.17
Diluted earnings per share	0.22	0.17	0.32	0.17

2006
Interest income	$15,204	$18,031	$19,220	$20,642
Interest expense	6,982	8,719	9,727	10,671

Net interest income	8,222	9,312	9,493	9,971
Provision for loan losses	1,200	800	600	800
Noninterest income	1,013	1,296	4,416	2,545
Noninterest expense	7,840	8,559	9,018	9,557

Income before income tax expense	195	1,249	4,291	2,159
Income tax expense (benefit)	(29)	385	1,513	756

Net income	$224	$864	$2,778	$1,403

Basic earnings per share	$0.02	$0.08	$0.26	$0.13
Diluted earnings per share	0.02	0.08	0.25	0.13

ITEM 8 – FINANCIAL STATEMENTS
GATEWAY FINANCIAL HOLDINGS, INC. & SUBSIDIARY
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Gateway Financial Holdings, Inc.
Virginia Beach, Virginia
We have audited the accompanying consolidated balance sheets of Gateway Financial Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Financial Holdings, Inc. and subsidiary at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note B and Note L to the consolidated financial statements, effective January 1, 2007 the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurement,” Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and effective January 1, 2006 adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gateway Financial Holdings, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2008, expressed an unqualified opinion.
Greenville, North Carolina
March 10, 2008

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
	(In thousands, except share data)
ASSETS

Cash and due from banks	$19,569	$22,077
Interest-earning deposits in other banks	1,092	4,717
Trading securities (Note C)	23,011	—
Investment securities available for sale, at fair value (Note C)	126,750	93,475

Loans (Note D)	1,522,401	994,592
Allowance for loan losses (Note D)	(15,339)	(9,405)

NET LOANS	1,507,062	985,187

Accrued interest receivable	12,330	8,742
Stock in Federal Reserve Bank, at cost	5,348	3,609
Stock in Federal Home Loan Bank of Atlanta, at cost	10,312	6,970
Premises and equipment, net (Note E)	73,614	38,456
Intangible assets, net (Note R)	5,069	4,163
Goodwill (Notes O and R)	46,006	8,452
Bank-owned life insurance	26,105	25,051
Other assets	11,917	6,578

TOTAL ASSETS	$1,868,185	$1,207,477

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand	$123,885	$108,007
Savings	16,685	7,249
Money market and NOW	385,838	261,409
Time (Note F)	882,511	547,060

TOTAL DEPOSITS	1,408,919	923,725

Short term borrowings (Note G)	33,000	14,500
Long term borrowings (Note G) — $14,865 at fair value at December 31, 2007	249,102	152,429
Accrued expenses and other liabilities	12,757	7,183

TOTAL LIABILITIES	1,703,778	1,097,837

Commitments (Notes D and K)

Stockholders’ Equity (Notes J and N)
Non-cumulative, perpetual preferred stock, $1,000 liquidation value per share, 1,000,000 shares authorized, 23,266 issued and outstanding at December 31, 2007 and none issued at December 31, 2006	23,182	—
Common stock, no par value, 30,000,000 shares authorized, 12,558,625 and 10,978,014 shares issued and outstanding at December 31, 2007 and 2006, respectively	127,258	101,669
Retained earnings	14,991	8,708
Accumulated other comprehensive loss	(1,024)	(737)

TOTAL STOCKHOLDERS’ EQUITY	164,407	109,640

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,868,185	$1,207,477

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands, except
	per share data)
INTEREST INCOME
Interest and fees on loans	$102,041	$67,517	$36,358
Trading account securities	1,902	—	—
Investment securities available for sale
Taxable	4,007	4,632	2,731
Tax-exempt	423	238	204
Interest-earning bank deposits	341	140	138
Other interest and dividends	845	570	248

TOTAL INTEREST INCOME	109,559	73,097	39,679

INTEREST EXPENSE
Money market, NOW and savings deposits	11,491	7,918	3,579
Time deposits (Note F)	38,103	20,571	9,115
Short-term borrowings	1,367	2,429	1,140
Long-term borrowings	9,513	5,181	2,542

TOTAL INTEREST EXPENSE	60,474	36,099	16,376

NET INTEREST INCOME	49,085	36,998	23,303

PROVISION FOR LOAN LOSSES (Note D)	4,900	3,400	2,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	44,185	33,598	21,103

NON-INTEREST INCOME
Service charges on deposit accounts	3,938	3,294	2,308
Mortgage operations	3,029	1,584	836
Insurance operations	5,245	2,883	2,388
Brokerage operations	794	744	656
Gain on sale of securities	163	842	282
Gain (Loss) on disposition of premises & equipment	—	(292)	6
Gain (loss) and net cash settlement on economic hedge (Note S)	584	(1,918)	—
Gain from trading securities	355	—	—
Income from bank-owned life insurance	1,054	864	679
Other service charges and fees	1,408	1,019	623
Other	1,195	250	289

TOTAL NON-INTEREST INCOME	17,765	9,270	8,067

NON-INTEREST EXPENSE
Personnel costs	24,978	17,287	11,583
Occupancy and equipment	8,254	6,865	4,592
Data processing fees	1,990	1,652	941
Other (Note I)	9,719	9,170	6,150

TOTAL NON-INTEREST EXPENSE	44,941	34,974	23,266

INCOME BEFORE INCOME TAXES	17,009	7,894	5,904

INCOME TAXES (Note H)	5,990	2,625	1,965

NET INCOME	$11,019	$5,269	$3,939

NET INCOME PER COMMON SHARE
Basic	$0.91	$0.49	$0.48

Diluted	$0.89	$0.47	$0.46

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands)
Net income	$11,019	$5,269	$3,939

Other comprehensive loss:
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	(1,863)	351	(67)
Tax effect	761	(127)	26
Reclassification of gains recognized in net income	(163)	(842)	(282)
Tax effect	61	316	109

Total other comprehensive loss	(1,204)	(302)	(214)

Comprehensive income	$9,815	$4,967	$3,725

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005

						Deferred	Accumulated
						Compensation	Other	Total
	Preferred Stock		Common Stock		Retained	- Restricted	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Earnings	Stock	Income (Loss)	Equity
	(Amounts in thousands, except share data)
Balance at December 31, 2004	—	$—	6,659,073	$62,726	$1,813	$—	$(221)	$64,318
Net income	—	—	—	—	3,939	—	—	3,939
Other comprehensive loss	—	—	—	—	—	—	(214)	(214)
Restricted stock awards	—	—	10,230	133	—	(133)	—	—
Unearned compensation	—	—	—	—	—	90	—	90
Issuance of shares pursuant to dividend reinvestment plan	—	—	9,025	147	—	—	—	147
Shares issued from options exercise	—	—	142,159	1,225	—	—	—	1,225
Issuance of common stock	—	—	2,000,000	29,855	—	—	—	29,855
Shares issued in 11-for-10 stock split effected as a 10% stock dividend	—	—	671,740	—	—	—	—	—
Tax benefits from the exercise of options	—	—	—	12	—	—	—	12
Sale of common stock	—	—	1,213	11	—	—	—	11
Cash dividends ($0.09 per share)	—	—	—	—	(631)	—	—	(631)
Cash paid for fractional shares	—	—	—	—	(8)	—	—	(8)

Balance at December 31, 2005	—	—	9,493,440	94,109	5,113	(43)	(435)	98,744
Net income	—	—	—	—	5,269	—	—	5,269
Other comprehensive loss	—	—	—	—	—	—	(302)	(302)
Issuance of restricted stock awards	—	—	12,500	—	—	—	—	—
Stock based compensation related to restricted stock	—	—	—	171	—	—	—	171
Stock based compensation related to stock options	—	—	—	51	—	—	—	51
Adjustment to deferred compensation for the adoption of SFAS No. 123(R)	—	—	—	(43)	—	43	—	—
Issuance of shares pursuant to dividend reinvestment plan	—	—	32,573	515	—	—	—	515
Shares issued for subsidiary acquisitions	—	—	143,966	2,088	—	—	—	2,088
Shares issued from options exercise	—	—	13,763	102	—	—	—	102
Shares issued upon exercise of overallotment option	—	—	300,000	4,383	—	—	—	4,383
Shares issued in 11 for 10 stock split effected as a 10% stock dividend	—	—	981,772	—	—	—	—	—
Tax benefits from the exercise of options	—	—	—	293	—	—	—	293
Cash dividends ($0.16 per share)	—	—	—	—	(1,674)	—	—	(1,674)

Balance at December 31, 2006	—	—	10,978,014	101,669	8,708	—	(737)	109,640
Net income	—	—	—	—	11,019	—	—	11,019
Cumulative effect adjustment resulting from the adoption of SFAS No. 159, net of tax	—	—	—	—	(1,197)	—	917	(280)
Other comprehensive loss	—	—	—	—	—	—	(1,204)	(1,204)
Issuance of restricted stock awards	—	—	61,500	—	—	—	—	—
Issuance of non-cumulative, perpetual preferred stock	23,266	23,182	—	—	—	—	—	23,182
Stock based compensation related to restricted stock	—	—	—	278	—	—	—	278
Stock based compensation related to stock options	—	—	—	102	—	—	—	102
Issuance of shares pursuant to dividend reinvestment plan	—	—	30,122	433	—	—	—	433
Acquisition of The Bank of Richmond:
Common stock issued	—	—	1,845,631	26,168				26,168
Fair value of stock options assumed	—	—	—	3,624				3,624
Shares issued for subsidiary acquisitions	—	—	29,502	425	—	—	—	425
Shares issued from options exercise	—	—	14,493	116	—	—	—	116
Tax benefits from the exercise of options	—	—	—	43	—	—	—	43
Shares repurchased	—	—	(400,637)	(5,600)	—	—	—	(5,600)
Cash dividends on common stock ($0.29 per share)	—	—	—	—	(3,461)	—	—	(3,461)
Cash dividends on non-cumulative, perpetual preferred stock	—	—	—	—	(78)	—	—	(78)

Balance at December 31, 2007	23,266	$23,182	12,558,625	$127,258	$14,991	$—	$(1,024)	$164,407

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,019	$5,269	$3,939
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of intangibles	558	361	379
Depreciation and amortization	2,834	2,444	1,761
(Gain) loss on market value of economic hedge	(1,225)	1,225	—
Deferred income taxes	(270)	(1,319)	(185)
Realized gain on available-for-sale securities	(163)	(842)	(282)
Unrealized and realized gain on trading securities	(355)	—	—
Income from bank-owned life insurance	(1,054)	(864)	(680)
Realized gain on sale of loans	(48)	(56)	(127)
Proceeds from sale of loans	586	799	2,536
Unrealized gain on fair value on junior subordinated debt	(960)	—	—
Proceeds from sale of mortgage loans held for sale	183,473	58,593	—
Mortgage loan originations held for sale	(173,521)	(74,169)	—
Realized (gain) loss on sale of premises and equipment	—	292	(6)
Provision for loan losses	4,900	3,400	2,200
Stock based compensation	380	222	—
Deferred compensation – restricted stock	—	—	90
Change in assets and liabilities:
Increase in accrued interest receivable	(2,714)	(2,859)	(3,186)
Increase in other assets	(4,230)	(171)	(1,360)
Increase in accrued expenses and other liabilities	5,233	2,594	1,526

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	24,443	(5,081)	6,605

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received (paid) from investment securities available for sale transactions:
Purchases of available-for-sale securities	(115,102)	(7,621)	(58,113)
Maturities and calls of available-for-sale securities	10,714	15,055	5,106
Proceeds from sale of available-for-sale securities	21,518	23,133	21,540
Cash received (paid) from trading securities transactions:
Purchases of trading securities	(69,962)	—	—
Maturities and calls of trading securities	56,000	—	—
Proceeds from sale of trading securities	42,315	—	—
Cash and cash equivalents acquired with The Bank of Richmond acquisition	17,974	—	—
Cash paid for The Bank of Richmond acquisition	(26,710)	—	—
Cash paid for subsidiary acquisition	(445)	—	—
Net increase in loans from originations and repayments	(370,907)	(313,385)	(287,185)
Proceeds from sale of bank premises and equipment	—	6	234
Purchase of premises and equipment	(29,195)	(11,528)	(12,408)
Purchase of Federal Reserve Bank stock	(1,739)	(1,512)	(1,375)
Purchase of Federal Home Loan Bank stock	(3,018)	(762)	(3,887)
Purchase of bank owned life insurance	—	(7,000)	—

NET CASH USED BY INVESTING ACTIVITIES	(468,557)	(303,614)	(336,088)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	307,622	277,463	240,003
Net increase (decrease) in short-term borrowings	18,450	(47,500)	21,339
Net increase in long term borrowings	71,500	64,300	49,400
Proceeds from issuance of junior subordinated debentures	25,774	15,464	—
Proceeds from exercise of stock options	116	102	1,237
Proceeds from issuance of common stock	—	4,383	29,866
Proceeds from issuance of preferred stock	23,182	—	—
Proceeds from dividend reinvestment	433	515	147
Repurchase of common stock	(5,600)	—	—
Cash paid for dividends	(3,539)	(1,674)	(631)
Tax benefit from the exercise of stock options	43	293	—
Cash paid for fractional shares	—	—	(8)

NET CASH PROVIDED BY FINANCING ACTIVITIES	437,981	313,346	341,353

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,133)	4,651	11,870
CASH AND CASH EQUIVALENTS, BEGINNING	26,794	22,143	10,273

CASH AND CASH EQUIVALENTS, ENDING	$20,661	$26,794	$22,143

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
		(Amounts in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$56,243	$34,656	$15,689

Income taxes paid	$7,931	$3,723	$748

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to real estate owned	$482	$—	$—

Investments securities transferred from available for sale to trading	$51,012	$—	$—

Unrealized holding losses on available-for-sale securities, net	$(1,204)	$(302)	$(214)

Business combinations:
Fair value of assets acquired	$236,560	$2,740	$—

Fair value of liabilities assumed	$179,188	$652	$—

Fair value of common stock issued and stock options assumed	$30,217	$2,088	$—

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE A — ORGANIZATION AND OPERATIONS
Gateway Bank & Trust Co. (the “Bank”) was incorporated November 24, 1998 and began banking operations on December 1, 1998. Effective October 1, 2001, the Bank became a wholly-owned subsidiary of Gateway Financial Holdings, Inc. (the “Company”), a financial holding company whose principal business activity consists of the ownership of the Bank, Gateway Capital Statutory Trust I, Gateway Capital Statutory Trust II, Gateway Capital Statutory Trust III, and Gateway Capital Statutory Trust IV.
The Bank is engaged in general commercial and retail banking in Eastern and Central North Carolina and in the Richmond and Tidewater area of Southeastern Virginia, operating under state banking laws and the rules and regulations of the Federal Reserve System and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.
The Bank has four wholly-owned subsidiaries: Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services; Gateway Insurance Services, Inc., an independent insurance agency with offices in Edenton, Hertford, Elizabeth City, Moyock, Plymouth and Kitty Hawk, North Carolina and Chesapeake and Newport News, Virginia; Gateway Bank Mortgage, Inc. with offices in Raleigh, Elizabeth City and Kitty Hawk, North Carolina and Norfolk and Virginia Beach, Virginia which began operations during the second quarter of 2006 whose principal activity is to engage in originating, processing and sale of mortgage loans; and Gateway Title Agency, Inc., acquired in February 2007, with offices in Newport News, Hampton and Virginia Beach, Virginia, whose principal activity is to engage in title services for real estate transactions.
The Company formed Gateway Capital Statutory Trust I in 2003, Gateway Capital Statutory Trust II in 2004, Gateway Capital Statutory Trust III in 2006, and Gateway Capital Statutory Trust IV in May 2007, all of which are wholly owned by the Company, to facilitate the issuance of trust preferred securities totaling $8.0 million, $7.0 million $15.0 million, and $25.0 million respectively. Adoption of FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities resulted in the deconsolidation of Gateway Capital Trust I and II. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts were included in long-term borrowings and the Company’s equity interest in the trusts was included in other assets. The deconsolidation of the trusts did not materially impact net income.
Generally, trust preferred securities qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Board of Governors of the Federal Reserve issued the final rule that retains the inclusion of trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. After a transition period, under the new rule which is effective as of March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Currently the Company has $408,000 of the trust preferred securities that do not qualify for Tier 1 capital and is included in Tier 2 capital.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Gateway Financial Holdings, Inc. and Gateway Bank & Trust Co., and its four wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Cash and Cash Equivalents
For the purpose of presentation in the consolidated statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “Cash and due from banks” and “Interest-earning deposits in other banks.”
Investment Securities Held to Maturity
Investment securities that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.
Trading Securities
Investment securities classified as trading securities are held principally for resale in the near term and are reported at fair value in the consolidated balance sheet at December 31, 2007. Realized and unrealized gains and looses are determined using the specific identification method and are recognized as a component of non-interest income. Interest and dividends are included in net interest income.
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
Mortgage Loans Held for Sale
The Company originates single family, residential first mortgage loans that have been approved by secondary investors. Loans held for sale are carried at the lower of cost or fair value in the aggregate as determined by outstanding commitments from investors. The Company issues a rate lock commitment to a customer and concurrently “locks in” with a secondary market investor under a best efforts delivery system. Within several weeks of closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms. The Company recognizes certain origination and service release fees upon the sale, which are included in mortgage operations which is part of non-interest income in the consolidated statement of operations.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When loans become classified as non-accrual loans interest accrual is discontinued. Interest income is subsequently recognized only to the extent cash payments are received. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower in accordance with the contractual terms of interest and principal.
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
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful asset lives of 3 - 10 years for furniture and equipment, 3 — 5 years for vehicles, and 40 years for bank premises. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Federal Home Loan Bank and Federal Reserve Bank Stock
As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank (“FRB”). These investments are carried at cost. Due to the redemption provisions of these entities, the Company estimated that fair value equals cost and that these investments were not impaired at December 31, 2007.
Intangible Assets and Goodwill
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
Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets are also recognized for operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.
The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations and unrecognized tax benefits as of December 31, 2007, and 2006. The balance of unrecognized tax benefits were immaterial at December 31, 2007 and 2006. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statement of operations and interest and penalties recognized in 2007, 2006, and 2005 were immaterial. Fiscal years ending on or after December 31, 2003 are subject to examination by federal and state tax authorities.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Mortgage Operations
The Bank originates single family, residential first mortgage loans that have been approved by secondary investors. For a portion of 2006 and prior years, such loans were closed by a third party and therefore are not shown in the Company’s consolidated financial statements. The Bank recognizes certain origination and service release fees upon the sale, which are included in non-interest income on the statements of operations under the caption “Mortgage operations.” Also included under this caption is income derived from investments in certain mortgage companies for a portion of 2006 and prior years. During 2006 the Bank ceased using a third party to close such loans after it opened its wholly owned mortgage subsidiary, Gateway Bank Mortgage, Inc., at which time mortgage loan originations were closed by the mortgage company with the related fees and expenses recorded in the consolidated financial statements.
Stock Compensation Plans
The Company has four share-based compensation plans in effect at December 31, 2007. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows flows, rather than as a reduction of taxes paid, which is included within operating cash flows.
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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Per Share Results (Continued)
The basic and diluted weighted average shares outstanding are as follows:

	2007	2006	2005
Weighted average outstanding shares used for basic EPS	11,960,932	10,811,980	8,214,118

Plus incremental shares from assumed exercise of:
Stock options	362,712	293,166	339,275
Restricted stock	23,226	16,557	2,619

Weighted average outstanding shares used for diluted EPS	12,346,870	11,121,703	8,556,012

On May 16, 2005, the Company’s Board of Directors declared a 11-for-10 stock split, effected in the form of a 10% stock dividend, which was distributed June 20, 2005 to stockholders of record on May 30, 2005. In 2006 the Board of Directors declared an 11-for-10 stock split, effected in the form of a 10% stock dividend, which was distributed May 15, 2006 to stockholders of record on April 28, 2006. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect the effects of these stock splits.
In December 2007 the Board declared a cash preferred stock dividend of $78,085 to shareholders of record, payable on January 15, 2008. The preferred stock dividend was deducted from 2007 net income in the computation of diluted earnings per share. There were no adjustments required to be made to net income in the computation of diluted earnings per share during 2006 and 2005. For the years ended December 31, 2007, 2006 and 2005, there were 324,013, 162,250 and 126,000 options, respectively, that were antidilutive since the exercise price for these options exceeded the average market price of the Company’s common stock for the year.
Derivative financial instruments
For asset/liability management purposes, the Company has used interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process and are linked to specific assets or liabilities, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.
Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires that changes in the fair market value of derivative financial instruments that do not qualify for hedge accounting treatment be reported as an economic gain or loss in non-interest income.
Fair value measurements
Effective January 1, 2007, the Company elected early adoption of Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities”. SFAS No. 157, which was issued in September 2006, establishes a framework for using fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Company selected the fair value measurement option for various pre-existing financial assets and liabilities, including certain short-term investment securities used primarily for liquidity and asset liability management purposes in the available for sale portfolio totaling approximately $51 million; and junior subordinated debentures issued to unconsolidated capital trusts of $15.5 million. The initial fair value measurement of these items resulted in, approximately, a $1.2 million cumulative-effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Under SFAS No. 159, this one-time charge was not recognized in current earnings.
Recent Accounting Pronouncements
In 2006 the Emerging Issues Task Force issued EITF Issue 06-4 “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in Statement 106 or Opinion 12, as appropriate. This issue is applicable for interim or annual reporting periods beginning after December 15, 2007. The Company has determined that it will have to establish an initial liability of approximately $400,000 as of January 1, 2008, and will reduce net income by approximately $100,000 in 2008 to comply with this EITF.
In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Company will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements,” an Amendment of ARB 51. SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. Management is currently evaluating the effects, if any, that SFAS 160 will have upon adoption as this standard will affect the presentation and disclosure of noncontrolling interests in the consolidated financial statements.
In June 2007, the FASB ratified the consensus reached in EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in an entity’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The Company adopted EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The impact of adoption is not expected to have a material impact on financial condition, results of operations, or liquidity.
In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The impact of SAB 109 will be to accelerate the recognition of the estimated fair value of the servicing inherent in the loan to the commitment date. Management is currently evaluating the effects that SAB 109 will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.
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
Reclassifications
Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE C — INVESTMENT SECURITIES
Trading assets consisted of U.S government and agency securities with a fair value of approximately $23 million at December 31, 2007.
The following is a summary of the available for sale securities portfolio by major classification:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities available-for-sale:
U. S. government securities and obligations of U.S. government agencies	$4,395	$68	$—	$4,463
Corporate debt/equity securities	38,568	40	2,302	36,306
Mortgage-backed securities	72,889	650	3	73,536
Municipal securities	12,564	31	150	12,445

	$128,416	$789	$2,455	$126,750

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale:
U. S. government securities and obligations of U.S. government agencies	$36,900	$—	$922	$35,978
Corporate debt/equity securities	8,415	403	10	8,808
Mortgage-backed securities	42,748	9	616	42,141
Municipal securities	6,612	14	78	6,548

	$94,675	$426	$1,626	$93,475

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006. For available for sale securities, the unrealized losses relate to seven corporate debt and equity securities, twenty-five municipal securities and two mortgage-backed securities. All investment securities with unrealized losses are considered by management to be temporarily impaired given the credit ratings on these investment securities and management’s intent and ability to hold these securities until recovery. Management has concluded that the unrealized losses related to the corporate equity securities will recover in a reasonable amount of time. These investments are primarily in community banks, whose valuations have been reduced by the overall market sentiment towards the financial industry in general, and not reflective of poor financial performance on any of these institutions. Should the Company decide in the future to sell securities in an unrealized loss position, or determine that impairment of any securities is other than temporary, irrespective of a decision to sell, an impairment loss would be recognized in the period such determination is made.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE C — INVESTMENT SECURITIES (Continued)

	2007
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Dollars in thousands)
Securities available for sale:
Corporate debt/equity securities	$7,137	$2,244	$961	$58	$8,098	$2,302
Mortgage-backed securities	249	1	1,017	2	1,266	3
Municipal securities	7,590	130	2,491	20	10,081	150

Total temporarily impaired securities	$14,976	$2,375	$4,469	$80	$19,445	$2,455

	2006
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Dollars in thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$—	$—	$35,978	$922	$35,978	$922
Corporate	—	—	1,542	10	1,542	10
Mortgage-backed securities	21,749	302	7,989	314	29,738	616
Municipal securities	1,313	12	2,924	66	4,237	78

Total temporarily impaired securities	$23,062	$314	$48,433	$1,312	$71,495	$1,626

Proceeds from maturities, sales and calls of investment securities available-for-sale during the years ended December 31, 2007, 2006 and 2005 were $32.2 million, $38.2 million and $26.6 million, respectively. From those transactions, the Company realized gross gains of $163,000, $842,000 and $333,000 and gross losses of $0, $0 and $52,000 in 2007, 2006 and 2005, respectively.
The amortized cost and fair values of securities available-for-sale at December 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due within one year	$8,459	$6,213
Due after one year through five years	4,761	4,743
Due after five years through ten years	9,088	9,164
Due after ten years	106,108	106,630

	$128,416	$126,750

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE C — INVESTMENT SECURITIES (Continued)
For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments. Equity securities are shown as due within one year.
Securities with an amortized cost of $83.3 million and a fair value of $83.8 million were pledged to secure FHLB advances, reverse repurchase agreements, and public monies on deposit as required by law at December 31, 2007.
NOTE D — LOANS
A summary of the balances of loans follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Commercial and industrial	$263,283	$137,658
Real estate – construction, acquisition and development	604,335	381,788
Real estate – commercial mortgage	321,806	229,752
Mortgage loans held for sale	5,624	15,576

Real estate – 1- 4 family mortgage	193,549	128,920
Consumer	22,133	15,347
Home equity lines of credit	113,191	85,882

Subtotal	1,523,921	994,923

Less: Allowance for loan losses	(15,339)	(9,405)
Unamortized net deferred fees	(1,520)	(331)

Net loans	$1,507,062	$985,187

Loans are primarily made in Eastern and Central North Carolina and in the Richmond and Tidewater area of Southeastern Virginia. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans and loans to individuals can be affected by the local economic conditions. Non-accrual loans, all of which are considered to be impaired, at December 31, 2007 and 2006 consisted of loans of approximately $3.4 million and $3.3 million, respectively, that were more than 90 days delinquent and on which the accrual of interest had ceased. The average recorded investment in non-accrual loans was approximately $2.1 million, $1.3 million and $252,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Interest income that would have been recorded on non-accrual loans totaled $193,000, $70,000 and $141,000 for the years ended December 31, 2007, 2006 and 2005. The total amount of impaired loans as of December 31, 2007 and 2006 was $15.2 million and $4.1 million, respectively. The allowance for loan losses allocated to these impaired loans was $1.6 million and $902,000 at December 31, 2007 and 2006, respectively. There was no allowance for loan losses established for $4.9 million and $132,000 of the impaired loans at December 31, 2007 and 2006, respectively. Real estate owned aggregated $482,000 at December 31, 2007.
The Company grants loans to directors and executive officers of the Bank and their related interests. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and, in management’s opinion, do not involve more than the normal risk of collectability. All loans to directors and executive officers or their related interests are submitted to the Board of Directors for approval.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE D — LOANS (Continued)
A summary of related party loan transactions is as follows (in thousands):

2007
Balance at beginning of year	$50,374
Additions	54,028
Loan repayments	(38,061)

Balance at end of year	$66,341

At December 31, 2007, commitments to extend credit to directors, executive officers and their related interests consisted of unused lines of credit totaling $13.5 million.
An analysis of the allowance for loan losses follows:

	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$9,405	$6,283	$4,163
Provision charged to operations	4,900	3,400	2,200
Allowance acquired from The Bank of Richmond acquisition	2,122	—	—
Charge-offs	(1,155)	(305)	(87)
Recoveries	67	27	7

Net charge-offs	(1,088)	(278)	(80)

Balance at end of year	$15,339	$9,405	$6,283

NOTE E — PREMISES AND EQUIPMENT
Following is a summary of premises and equipment at December 31, 2007 and 2006:

	2007	2006
	(Dollars in thousands)
Land	$8,374	$4,799
Furniture and equipment	12,308	9,692
Vehicles	1,039	763
Buildings and improvements	49,610	25,942
Construction in progress	10,800	3,135
Accumulated depreciation	(8,517)	(5,875)

Total	$73,614	$38,456

Depreciation and amortization amounting to $2.8 million, $2.4 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, is included in occupancy and equipment expense.
The Company leases, under separate agreements, land on which its operations facility and financial center facilities in Norfolk, Chesapeake and Virginia Beach, Virginia and Elizabeth City, Raleigh, Kitty Hawk and Nags Head, North Carolina are located. These leases expire at various dates through January 31, 2034. Future rentals under these leases are as follows (in thousands):

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE E — PREMISES AND EQUIPMENT (Continued)

2008	$1,574
2009	1,430
2010	1,307
2011	1,227
2012	1,122
Thereafter	12,350

$19,010

Rental expense amounted to $2.0 million, $1.5 million and $819,000 during the years ended December 31, 2007, 2006 and 2005, respectively.
Certain leases contain options to extend for up to three consecutive five-year terms. The Company has an option to purchase the land on which its permanent headquarters are affixed at the end of the twenty-year lease term for a cost of $300,000.
Gateway Bank & Trust Co. leases its Nags Head and one of its Kitty Hawk branch offices from a director and his wife for monthly payments of approximately $6,000 and $16,272, respectively. The term of the Nags Head lease is for five years, with one five-year renewal. Kitty Hawk is a land lease that commenced in April 2006 for a term of twenty years, with three five-year renewals.
NOTE F — DEPOSITS
The weighted average cost of time deposits was 4.98%, 4.56% and 3.85% at December 31, 2007, 2006 and 2005, respectively.
Time deposits in denominations of $100,000 or more were $271.3 million and $205.5 million at December 31, 2007 and 2006, respectively. Interest expense on such deposits aggregated $20.9 million in 2007 and $10.2 million in 2006. At December 31, 2007, the scheduled maturities of time deposits are as follows (in thousands):

	$100,000	Under
	and Over	$100,000	Total
2008	$252,235	$571,061	$823,296
2009	4,035	16,593	20,628
2010	9,100	13,098	22,198
2011	1,889	3,659	5,548
2012	4,015	6,805	10,820
2013	—	21	21

Total	$271,274	$611,237	$882,511

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE G — BORROWINGS
A summary of the balances of borrowings follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Federal funds purchased	$28,000	$—
Federal Home Loan Bank	5,000	14,500

Total short-term borrowings	$33,000	$14,500

Federal Home Loan Bank	$169,000	$101,500
Line of credit with a bank	4,000	—
Reverse repurchase agreements	20,000	20,000
Junior Subordinated Debentures	56,102	30,929

Total long-term borrowings	$249,102	$152,429

Advances from the Federal Home Loan Bank of Atlanta consisted of the following at December 31, 2007 and 2006, (in thousands):

	Interest
Maturity	Rate	2007	2006
		(Dollars in thousands)
May 4, 2012	4.25%	$15,000	$—
March 17, 2010	5.71%	1,500	1,500
November 10, 2010	5.43%	5,000	5,000
July 31, 2017	2.96%	7,500	—
August 7, 2017	2.88%	10,000	—
April 21, 2008	4.22%	5,000	5,000
April 25, 2012	4.85%	—	10,000
May 8, 2012	4.23%	10,000	—
September 17, 2012	3.78%	10,000	—
July 23, 2012	4.85%	—	10,000
September 19, 2012	3.80%	25,000	—
October 4, 2011	4.35%	—	20,000
October 24, 2011	4.35%	—	5,000
August 8, 2011	4.56%	—	35,000
November 23, 2007	5.50%	—	14,500
September 1, 2011	4.49%	—	10,000
September 27, 2012	3.72%	20,000	—
October 22, 2012	3.65%	25,000	—
July 25, 2012	4.53%	15,000	—
July 31, 2012	4.17%	7,500	—
August 28, 2012	3.99%	10,000	—
December 12, 2012	2.95%	7,500	—

		$174,000	$116,000

All of the above advances from the Federal Home Loan Bank are callable with the exception of the $5.0 million that is maturing on April 21, 2008. All of the advances are at fixed rates with the exception of the advances that mature on October 22, 2012, July 31, 2017 and August 7, 2017. Pursuant to collateral agreements with the Federal

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE G — BORROWINGS (Continued)
Home Loan Bank, at December 31, 2007 advances are secured by investment securities available for sale with a fair value of $44.6 million and by loans with a carrying amount of $274.4 million, which approximates market value. The Company has a maximum borrowing amount of $432.1 million as of December 31, 2007.
The Company may purchase federal funds through six unsecured federal funds lines of credit aggregating $106.5 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate (4.25% at December 31, 2007). The Company had $28.0 million and $0 outstanding on these lines of credit as of December 31, 2007 and 2006, respectively. The maximum amounts outstanding under these lines of credit at any month-end during 2007 and 2006 were $28.0 million and $35.0 million, respectively. The average amounts outstanding under these lines of credit were $12.8 million for 2007 and $11.0 million for 2006.
The Company entered into two reverse repurchase agreements in 2006 pursuant to a master repurchase agreement. Each repurchase agreement is for $10.0 million, and is collateralized with mortgage backed securities with a similar fair market value. The first repurchase agreement, dated August 1, 2006 has a five year term. The interest rate on this agreement was 4.49% from August 1, 2006 through November 1, 2006. The interest rate was fixed at 4.99% on November 1, 2006 until it is repurchased by the counterparty on August 1, 2011. The agreement is callable by the counterparty on a quarterly basis. The second repurchase agreement, dated August 1, 2006 has a seven year term with a repurchase date of August 1, 2013. The interest rate of this agreement was 4.55% from August 1, 2006 through February 1, 2007, at which time it adjusted to a variable rate of 9.85% minus three month LIBOR (4.91% at December 31, 2007), not to exceed 5.85%, for the duration of the contract. The applicable interest rate in effect at December 31, 2007 was 4.94%. The agreement is callable by the counterparty on a quarterly basis.
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
In May of 2006, $15.0 million of trust preferred securities were placed through Gateway Capital Statutory Trust III (the “Trust”). The Trust issuer has invested the total proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to the 3 month LIBOR plus 1.50%. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on or after May 30, 2011, in whole or in part. Redemption is mandatory at May 30, 2036. The Company has fully and

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE G — BORROWINGS (Continued)
unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.
In May of 2007, $25.0 million of trust preferred securities were placed through Gateway Capital Statutory Trust IV (the “Trust”). The Trust issuer has invested the total proceeds from the sale of the Trust Preferred Securities in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to the 3 month LIBOR plus 1.55%. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on or after July 30, 2012, in whole or in part. Redemption is mandatory at July 30, 2037. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.
The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Board of Governors of the Federal Reserve issued a final rule stating that trust preferred securities will continue to be included in Tier 1 capital, subject to stricter quantitative and qualitative standards. For Bank Holding Companies, after a transition period, under the new rule which is effective as of March 31, 2009, trust preferred securities will continue to be included in Tier 1 capital up to 25% of core capital elements (including trust preferred securities) net of goodwill less any associated deferred tax liability. As of December 31, 2007 the Company has $408,000 of the trust preferred securities that did not qualify for Tier 1 capital and was included in Tier 2 capital.
In March 2007, the Company entered into a three year, $20,000,000 revolving line of credit agreement with a bank. Interest on the outstanding principal is based on 90 day LIBOR plus 1.25%, giving an interest rate of 6.57% at December 31, 2007. At December 31, 2007 the Company had $4,000,000 outstanding on the line of credit. The agreement requires that the Company must maintain certain financial ratios and remain well capitalized per regulatory guidelines. The Company was in compliance with all financial covenants as of December 31, 2007.
NOTE H — INCOME TAXES
The significant components of the provision for income taxes for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(In thousands)
Current tax provision:
Federal	$5,302	$3,373	$1,841
State	958	571	309

	6,260	3,944	2,150

Deferred tax provision:
Federal	(233)	(1,130)	(181)
State	(37)	(189)	(4)

	(270)	(1,319)	(185)

Net provision for income taxes	$5,990	$2,625	$1,965

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE H — INCOME TAXES (Continued)
The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 35% to income before income taxes is summarized below:

	2007	2006	2005
	(In thousands)
Tax computed at the statutory federal rate	$5,953	$2,684	$2,007
Increase (decrease) resulting from:
State income taxes, net of federal benefit	599	253	184
Non-taxable interest income	(123)	(65)	(59)
Non-taxable income from bank owned life insurance	(369)	(294)	(231)
Other permanent differences	(70)	47	64

Provision for income taxes	$5,990	$2,625	$1,965

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)
Deferred tax assets relating to:
Allowance for loan losses	$5,816	$3,464
Equity investment basis difference	—	6
Unrealized loss on economic hedge	—	460
Unrealized loss on securities available for sale	649	462
Deferred and stock based compensation	529	—
Fair value adjustment to net assets acquired in business combination	275	—
Other	256	187

Total deferred tax assets	7,525	4,579

Deferred tax liabilities relating to:
Premises and equipment	(743)	(545)
Deferred loan costs	(1,017)	(709)
Intangible assets	(1,697)	(1,026)
Unrealized fair value gains on trust preferred securities	(230)	—
Prepaid expenses	(262)	(248)

Total deferred tax liabilities	(3,949)	(2,528)

Net recorded deferred tax assets	$3,576	$2,051

It is management’s opinion that realization of the net deferred tax asset is more likely than not based on the Company’s history of taxable income and estimates of future taxable income.
The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations and unrecognized tax benefits as of December 31, 2007, and 2006. The balance of unrecognized tax benefits were immaterial at December 31, 2007 and 2006. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statement of operations and interest and penalties recognized in 2007, 2006, and 2005 were immaterial. Fiscal years ending on or after December 31, 2003 are subject to examination by federal and state tax authorities.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE I — OTHER NON-INTEREST EXPENSE
The major components of other non-interest expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(Dollars in thousands)
Professional services	$1,374	$1,535	$1,399
Postage, printing and office supplies	1,848	1,504	1,355
Advertising and promotion	770	1,814	541
Amortization of intangibles	558	323	380
FDIC Assessment	780	92	57
Franchise Taxes	895	690	183
Other	3,494	3,212	2,235

Total	$9,719	$9,170	$6,150

NOTE J — REGULATORY MATTERS
The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2007, that the Company meets all capital adequacy requirements to which it is subject. At December 31, 2007, the Company’s total risk-based capital, Tier I risk-based capital, and leverage ratios were 11.40%, 10.43% and 9.76%, respectively.
As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table below:

					Minimum to be Well
					Capitalized under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$180,479	11.19%	$129,033	8.00%	$161,291	10.00%
Tier I Capital (to Risk-Weighted Assets)	165,139	10.24%	64,517	4.00%	96,775	6.00%
Tier I Capital (to Average Assets)	165,139	9.46%	69,844	4.00%	87,305	5.00%
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$130,191	12.28%	$84,814	8.00%	$106,018	10.00%
Tier I Capital (to Risk-Weighted Assets)	120,786	11.39%	42,407	4.00%	63,611	6.00%
Tier I Capital (to Average Assets)	120,786	10.62%	45,929	4.00%	57,411	5.00%

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE J — REGULATORY MATTERS (CONTINUED)
The Bank may not declare or pay a cash dividend, or repurchase any of its capital stock, if the effect would cause the regulatory net worth of the Bank to fall to an amount which is less than the minimum required by the FDIC and the North Carolina Office of the Commissioner of Banks.
NOTE K — OFF-BALANCE SHEET RISK
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
A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2007 is as follows (in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$17,500
Undisbursed lines of credit	444,404
Standby letters of credit	19,411
Commitments to originate mortgage loans, Fixed and variable rate	12,181
NOTE L — FAIR VALUE MEASUREMENT AND DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
Effective January 1, 2007, the Company elected early adoption of Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities”. SFAS No. 157, which was issued in September 2006, establishes a framework for using fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Company selected the fair value measurement option for various pre-existing financial assets and liabilities, including certain short-term investment securities used primarily for liquidity and asset liability management purposes in the available for sale portfolio totaling approximately $51.0 million; and junior subordinated debentures issued to unconsolidated capital trusts of $15.5 million. The initial fair value measurement of these items resulted in, approximately, a $1.2 million cumulative-effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007. Under SFAS No. 159, this one-time charge was not recognized in current earnings.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE L — FAIR VALUE MEASUREMENT AND DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
(Continued)
The investment securities selected for fair value measurement are classified as trading securities because they are held principally for resale in the near term and are reported at fair value in the consolidated balance sheet at December 31, 2007. Interest and dividends are included in net interest income. Unrealized gains and losses are reported as a component in non-interest income. The Company recorded trading gains of approximately $355,000 for the year ended December 31, 2007. Additionally, the Company recorded income of $960,000 related to the change in fair value of the junior subordinated debentures during the year ended December 31, 2007, which was also recorded as a component of non-interest income. The Company chose to elect fair value measurement for these specific assets and liabilities because they will have a positive impact on the Company’s ability to manage the market and interest rate risks and liquidity associated with certain financial instruments (primarily investments with short durations and low market volatility); improve its financial reporting; mitigate volatility in reported earnings without having to apply complex hedge accounting rules; and remain competitive in the marketplace. The Company chose not to elect fair value measurement for municipal securities, corporate equity securities and bonds, longer term duration mortgage-backed securities, and held to maturity investments.
Below is a table that presents the cumulative — effect adjustment to retained earnings for the initial adoption of the fair value option (FVO) for the elected financial assets and liabilities as of January 1, 2007:

	Balance Sheet		Balance Sheet
	1/1/07 prior	Net Gain/ (Loss)	1/1/07 after
Description	to adoption	upon adoption	adoption of FVO
	(Dollars in Thousands)
Trading securities	$—	$—	$51,012
Accumulated other comprehensive loss	917	(917)	—
Junior subordinated debenture	(15,465)	(447)	(15,912)
Pretax cumulative effect of adoption of the fair value option	—	(1,364)	—
Decrease in deferred tax asset	—	167	—

Cumulative effect of adoption of the fair value option (charge to retained earnings)		$(1,197)

In accordance with SFAS No. 157, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The most significant instruments that the Company fair values include securities, derivative instruments, and certain junior subordinated debentures. The majority of instruments fall into the Level 1 or 2 fair value hierarchy. Valuation methodologies for the fair value hierarchy are as follows:
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 securities include common stock of publicly traded companies, and were valued based on the price of the security at the close of business on December 31, 2007.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Treasury, other U.S. government and agency mortgage-backed securities, corporate and municipal bonds, and preferred stock in U.S. government sponsored agencies.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE L — FAIR VALUE MEASUREMENT AND DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
(Continued)
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. Level 3 financial instruments include economic hedges and junior subordinated debentures. The Company obtains pricing for these instruments from third parties who have experience in valuing these type of securities.
The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities that were elected under SFAS No. 159 as well as for certain assets and liabilities in which fair value is the primary basis of accounting.
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

						Changes in Fair Values for the
						12 Month Period Ended December 31, 2007
			Fair Value Measurements at			for Items Measured at air Value Pursuant to
			December 31, 2007, Using			Election of the Fair Value Option
										Total
	Total Carrying									Changes in
	Amount in The		Quoted Prices	Significant						Fair Value
	Consolidated	Assets/Liabilities	in Active	Other	Significant	Trading	Other		Consolidated	Included in
	Balance	Measured at	Markets for	Observable	Unobservable	Gains	Gains	Interest	Expense	Current
	Sheet	Fair Value	Identical Assets	Inputs	Inputs	and	and	Income	on Long-	Period
Description	12/31//07	12/31/2007	(Level 1)	(Level 2)	(Level 3)	Losses	Losses	on Loans	term Debt	Earnings
Trading securities	$23,011	$23,011	$—	$23,011	$—	$355	$—	$—	$—	$355
Available- for-sale securities	126,750	126,750	5,127	121,623	—	—		—	—	—
Junior subordinated debentures	56,102	14,865	—	—	14,865		960	—	—	960
Economic hedge liability	—	—	—	—	—	—	1,225	—	—	1,225
The Company evaluates other assets and liabilities for which fair value accounting is used on a non-recurring basis. These assets and liabilities include goodwill, loans held for sale, and real estate owned of $46.0 million, $5.6 million, and $482,000, respectively, at December 31, 2007. There were no fair value adjustments related to these assets and liabilities for the year ended December 31, 2007.
Junior subordinated debentures are included in long-term borrowings in the consolidated balance sheet as of December 31, 2007. Approximately $41.2 million of other junior subordinated debentures, $169.0 million of FHLB advances, $20.0 million of reverse repurchase agreements, and $4.0 million borrowed on a line of credit are included in long-term borrowings that were not elected for the fair value option.
The $12.8 million of various accrued expenses and liabilities presented on the companying consolidated balance sheet are not eligible for the fair value option.
Additionally, the Bank has other financial instruments that include cash and due from banks, interest-earning deposits with banks, loans, stock in the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta, deposit accounts and borrowings. Fair value estimates for these financial instruments are made at a specific moment in time, based on relevant market information and information about the financial instrument using the same level hierarchy assumptions discussed above. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE L — FAIR VALUE MEASUREMENT AND DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
(Continued)
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
Financial Instruments with Off-Balance Sheet Risk
With regard to financial instruments with off-balance sheet risk discussed in Note K, it is not practicable to estimate the fair value of future financing commitments.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE L — FAIR VALUE MEASUREMENT AND DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
(Continued)
The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at December 31, 2007 and 2006:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$19,569	$19,569	$22,077	$22,077
Interest-earning deposits in other banks	1,092	1,092	4,717	4,717
Trading securities	23,011	23,011	—	—
Investment securities available for sale	126,750	126,750	93,475	93,475
Accrued interest receivable	12,330	12,330	8,742	8,742
Federal Reserve Bank stock	5,348	5,348	3,609	3,609
Federal Home Loan Bank stock	10,312	10,312	6,970	6,970
Loans	1,522,401	1,533,000	994,592	989,650
Bank owned life insurance	26,105	26,105	25,051	25,051
Financial liabilities:
Deposits	1,408,919	1,410,000	923,725	931,413
Borrowings	282,102	280,500	166,929	167,846
Accrued interest payable	7,537	7,537	2,569	2,569
NOTE M — EMPLOYEE AND DIRECTOR BENEFIT PLANS
401(k) Retirement Plan
The Company has a 401(k) retirement plan that contains provisions for specified matching contributions by the Bank. The Company funds contributions as they accrue. Total 401(k) expense was $737,000, $520,000 and $388,000 during the years ended December 31, 2007, 2006 and 2005, respectively.
Stock Based Compensation
During 1999 the Company adopted, with shareholder approval, an Incentive Stock Option Plan (the “Employee Plan”) and a Nonstatutory Stock Option Plan (the “1999 Director Plan”). During 2001 the Company increased, with shareholder approval, the number of shares available under its option plans. In 2002, the Company increased, with shareholder approval, the number of shares available under the Employee Plan. The Company also adopted a 2001 Nonstatutory Stock Option Plan. On November 24, 2004, the Company adopted a 2005 Omnibus Stock Ownership And Long Term Incentive Plan (the “Omnibus Plan”) providing for the issuance of up to 726,000 shares of common stock under the terms of the Omnibus Plan, approved by the shareholders at the annual shareholder meeting. All options granted prior to November 2004 to non-employee directors vested immediately at the time of grant, while other options from this pool vest over a four-year period with 20% vesting on the grant date and 20% vesting annually thereafter. Options granted from the pool of shares made available on November 24, 2004 to non-employee directors vested immediately at the time of the grant, while options from this pool granted to employees vested 50% at the time of the grant and 50% the following year. During the year ended December 31, 2006 the Company granted 166,500 nonstatutory options which will vest at 20% per year beginning the month following the quarter in which the Company achieves a ROA of 1%. For purposes of the ROA calculation, the gain or loss from the fair market value of the economic hedge are excluded. During the year ended December 31, 2007 the Company granted 10,500 nonstatutory options with the same vesting criteria as in 2006.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE M — EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)
Stock Based Compensation (Continued)
The Company assumed as a result of the acquisition of The Bank of Richmond, the 1999 BOR Stock Option Plan, which was adopted by the Board of Directors of The Bank of Richmond as of June 2, 1999. The plan provides for the issuance of up to 601,237 shares of common stock of which 369,048 were outstanding and fully vested as of December 31, 2007.
All unexercised options expire ten years after the date of grant. All references to options have been adjusted to reflect the effects of stock splits. The exercise price of all options granted to date under these plans range from $3.95 to $16.53. At December 31, 2007 the number of shares available for grant under Omnibus plan was 644,678.
The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company has assumed a volatility rate of 14.2% to 17.1%, an expected life of 7 years, interest rate of 4.37% and a dividend yield of 1.50% in the Black Scholes computation related to the options granted in 2007. The Company granted 10,500 nonqualifying stock options during the year ended December 31, 2007; and the Company granted 166,500 nonqualifying stock options during the year ended December 31, 2006. During the twelve months ended December 31, 2005, the Company granted 162,250 options.
A summary of the Company’s option plans as of and for the years ended December 31, 2007, 2006 and 2005 is as follows:

			Outstanding Options		Exercisable Options
		Shares		Weighted		Weighted
		Available		Average		Average
	Shares	for Future	Number	Exercise	Number	Exercise
	in Plans	Grants	Outstanding	Price	Outstanding	Price
At December 31, 2004	1,380,973	8,195	1,372,778	$9.31	1,187,621	$9.04

Options authorized			726,000	726,000	—	—
Options granted/vested	—	(162,250)	162,250	16.05	335,199	16.02
Options exercised	(163,156)	—	(163,156)	7.50	(163,156)	7.50
Options forfeited	—	10,890	(10,890)	11.72	(10,890)	11.72

At December 31, 2005	1,943,817	582,835	1,360,982	10.31	1,348,774	10.33

Options authorized			—	—	—	—
Options granted/vested	—	(166,500)	166,500	14.62	9,031	8.47
Options exercised	(13,897)	—	(13,897)	7.36	(13,897)	7.36
Options forfeited	—	3,888	(3,888)	9.39	(3,888)	9.39

At December 31, 2006	1,929,920	420,223	1,509,697	10.82	1,340,020	10.35

Options authorized	—	—	—	—	—	—
Options granted/vested	—	(10,500)	10,500	14.06	3,005	14.06
Options exercised	(14,493)	—	(14,493)	7.72	(14,493)	7.72
Options forfeited	—	8,505	(8,505)	14.62	(5)	6.35
Assumed in The Bank Of Richmond acquisition	601,237	226,450	374,787	4.56	374,787	4.56

At December 31, 2007	2,516,664	644,678	1,871,986	$9.59	1,703,314	$9.10

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE M — EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)
Stock Based Compensation (Continued)
Outstanding options include 1,871,986 options with exercise prices ranging from $3.95 to $16.53 per share, of which 1,703,314 are exercisable at December 31, 2007. The weighted average remaining life of total options outstanding and options exercisable as of December 31, 2007 is 4.80 years and 4.41 years, respectively. The weighted average fair value of options granted in 2007, 2006 and 2005 was $3.71, $3.68 and $4.90, respectively, and was determined as of the date of grant using the Black-Scholes option pricing model, assuming a dividend growth rate ranging from 0% to 5% for each period; expected volatility of 14.33%, 16.42% and 24.26%; risk-free interest rates ranging from 3.9% to 4.78%; and expected lives of 7 years for new grants during the years ended December 31, 2007, 2006 and 2005, respectively.
For the year ended December 31, 2007, the intrinsic value of options exercised and fair value of options vested amounted to $104,079 and $10,146, respectively. The aggregate intrinsic value of options outstanding at December 31, 2007 amounted to $6.2 million. The aggregate intrinsic value of options exercisable at December 31, 2007 amounted to $6.2 million. For the year ended December 31, 2006, the intrinsic value of options exercised and fair value of options vested amounted to $103,254 and $133,568, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 amounted to $5.9 million and $5.2 million, respectively.
Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2007 was $116,000. The actual tax benefit realized for tax deductions from option exercise of the share-based payment arrangements totaled $43,000 for the year ended December 31, 2007.
A summary of restricted stock outstanding (split adjusted) during the year is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding at December 31, 2006	13,750	$15.26
Granted	62,500	14.59
Vested	(13,750)	15.26
Forfeited	(1,000)	14.62

Non-vested outstanding at December 31, 2007	61,500	$14.60

The total fair value of restricted stock grants issued during the year ended December 31, 2007 was $912,200. The fair value of restricted stock grants vested during the period was $209,800.
As of December 31, 2007, there was approximately $1.1 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 2.64 years.
The adoption of SFAS 123R and its fair market value cost recognition provisions are different from the provisions used SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase (decrease)) of the adoption of 123R is presented below:

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE M — EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)
Stock Based Compensation (Continued)

2005
(Amounts in thousands,
except per share data)
Net income:
As reported	$3,939
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,748

Pro forma	$2,191

Basic net income per share:
As reported	$0.48
Pro forma	0.27

Diluted net income per share:
As reported	$0.46
Pro forma	0.26
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
Salary Continuation Agreements
The Company in October 2006 entered into Salary Continuation Agreements with its chief executive officer and one other executive officer. These Salary Continuation Agreements provide for benefits to be paid for 15 years to each executive with the payment amounts varying upon different retirement scenarios, such as normal retirement, early termination, disability, or change in control. The Company has purchased life insurance policies on the participating officers in order to offset the future funding of benefit payments. Provisions of $406,672 and $85,628 were provided for the years ended December 31, 2007 and 2006, respectively, for future benefits to be provided under these plans. The corresponding liability related to this plan was $492,300 and $85,268 as of December 31, 2007 and 2006, respectively.
The Company also has a deferred compensation plan for its directors. Expense provided under the plan totaled $267,000, $175,000 and $106,400 for the years ended December 31, 2007, 2006 and 2005, respectively. Since 2003, directors have had the option to invest amounts deferred in Company common stock that is held in a rabbi trust established for that purpose. At December 31, 2007 and 2006, the trust held 51,513 and 31,984 shares of Company common stock, respectively.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE N — ACQUISITIONS
The Bank of Richmond Transaction
On June 1, 2007, the Company completed the acquisition of The Bank of Richmond, a Richmond, Virginia based bank with approximately $197.0 million in assets, operating 6 financial centers in the Richmond area and a loan production office in Charlottesville, Virginia. The Bank of Richmond acquisition further enhances the Company’s geographic footprint and provides a meaningful presence in the demographically attractive Richmond market.
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
The estimated fair values of the The Bank of Richmond assets acquired and liabilities assumed at the date of acquisition based on the information currently available is as follows (in thousands):

Cash and cash equivalents	$17,974
Investment securities, available for sale	2,998
Loans, net	165,879
Premises and equipment, net	8,749
Goodwill	36,699
Core deposit intangible	1,464
Other assets	1,927
Deposits	(177,572)
Borrowings	(50)
Other liabilities	(1,566)
Stockholders’ Equity	98

Net assets acquired	$56,600

Goodwill is lower while other assets and other liabilities are higher than originally reported at June 30, 2007 by $487,000, $246,000, and $405,000, respectively, primarily as a result of adjustments made for deferred income taxes and transactions cost. These adjustments result in a net assets acquired increase of $164,000 from what was originally reported at June 30, 2007. The core deposit intangible will be amortized on the straight-line basis over a ten-year life. The amortization method and valuation of the core deposit intangible are based upon a historical study of the deposits acquired. Discounts totaling $960,000 and $68,000 that resulted from recording The Bank of Richmond assets and liabilities at their respective fair values are being accreted using methods that approximate an effective yield over the life of the assets and liabilities. The net accretion increased net income before taxes by $56,000 for the year ended December 31, 2007.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE N — ACQUISITIONS (Continued)
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

	2007	2006	2005
	(Dollars in thousands)
Net interest income	$51,739	$42,951	$27,781
Non-interest income	18,223	9,872	8,746
Total revenue	69,962	52,823	36,527
Provision for loan losses	5,416	3,591	2,502
Acquisition related charges	2,286	—	—
Other non-interest expense	47,356	39,728	27,468
Income before taxes	14,904	9,504	6,557
Net income	9,439	6,368	4,441

Net income per common share:
Basic	$0.74	$0.50	$0.44
Diluted	$0.72	$0.49	$0.42
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

(Dollars in
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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE N — ACQUISITIONS (Continued)
During October 2006, Gateway Insurance Services, Inc., completed the acquisition of Insurance Center, Inc., an independent insurance agency located in Chesapeake, Virginia. This transaction was accounted for as a purchase. A summary of the purchase price and the assets acquired is as follows.

(Dollars in Thousands)
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

(Dollars in Thousands)
Purchase price:
Issuance of common stock	$1,500

Total purchase price	$1,500

Assets acquired:
Property and equipment	$36
Accounts receivable	75
Goodwill	770
Other intangibles	1,045

Total assets acquired	$1,926

Liabilities Assumed:
Accounts payable	$34
Deferred taxes	392

Total liabilities assumed	$426

The goodwill related to the acquisition of C D West, III, Inc. and Insurance Center, Inc. is not tax deductible.
The pro-forma impact of the acquisitions of CD West III, Inc. and Insurance Center, Inc. as though they had been made at the beginning of the periods presented is not considered material to the Company’s consolidated financial statements.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE O — STOCKHOLDERS’ EQUITY
Preferred Stock
On December 19, 2007 Gateway Financial Holdings, Inc. sold 23,266 shares of Class A Non-Cumulative Perpetual Preferred Stock with a liquidation value of $1,000 per share. Proceeds from the private placement, net of expenses, were $23.2 million. The shares of preferred stock were sold solely to accredited investors in a transaction that was exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.
The Company intends to pay quarterly non-cumulative cash dividends on the preferred stock at an annual rate of 8.75%. The Company may redeem all or a portion of the preferred stock at any time, and for any reason, after January 1, 2009.
The preferred stock is not convertible and has no general voting rights. All preferred stock outstanding has preference over the common stock with respect to the payment of dividends and distribution of assets in the event of liquidation or dissolution.
Common Stock
The Company’s stock repurchase program, as approved by the Board of Directors on April 30, 2007, provides for the purchase of up to 500,000 shares. There have been 400,637 shares purchased under the 2007 plan during the year ended December 31, 2007.
The following table presents share repurchase activity for the year ended December 31, 2007, including total common shares repurchased under the announced program, weighted average per share price and the remaining buyback authority under announced programs.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced	Purchased Under
Period	Shares Purchased	Paid Per Share	Program	the Program (1)
April 1, 2007 to June 30, 2007	92,564	$14.71	92,564	407,436
July 1, 2007 to September 30, 2007	207,436	14.47	300,000	200,000
October 1, 2007 to December 31, 2007	100,637	12.33	400,637	99,363

Total	400,637	$13.98	400,637	99,363

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE P — PARENT COMPANY FINANCIAL DATA
Gateway Financial Holdings, Inc. became the holding company for Gateway Bank & Trust Co. effective October 1, 2001. Following are condensed financial statements of Gateway Financial Holdings, Inc. as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005, presented in thousands.
Condensed Balance Sheets
December 31, 2007 and 2006

	2007	2006
Asset:
Cash on deposit in subsidiary	$4,357	$1,679
Investment in securities available for sale	4,916	7,266
Investment in subsidiaries	215,652	131,653
Other assets	991	192

Total assets	$225,916	$140,790

Liabilities:
Long term borrowings	$60,102	$30,929
Other liabilities	1,407	221

Total liabilities	61,509	31,150

Stockholders’ equity:
Preferred stock	23,182	—
Common stock	127,258	101,669
Retained earnings	14,991	8,708
Accumulated other comprehensive loss	(1,024)	(737)

Total stockholders’ equity	164,407	109,640

Total liabilities and stockholders’ equity	$225,916	$140,790

Condensed Statements of Operations
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Equity in income of subsidiary	$13,453	$6,499	$4,716
Interest and dividend income	82	34	18
Other Income	960	—	—
Gain on sale of securities	—	653	199
Interest expense	(3,474)	(1,831)	(939)
Other expense	(2)	(86)	(55)

	$11,019	$5,269	$3,939

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE P — PARENT COMPANY FINANCIAL DATA (Continued)
Condensed Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Operating activities:
Net income	$11,019	$5,269	$3,939
Equity in income of subsidiary	(13,453)	(6,499)	(4,716)
Amortization of debt issuance costs	—	55	55
Realized gain on sale of available-for-sale securities	—	(653)	(199)
Realized gain on fair value on junior subordinated debt	(960)	—	—
Deferred and stock based compensation	380	222	90
(Increase) decrease in other assets	(54)	392	(482)
Increase in other liabilities	1,341	25	6

	(1,727)	(1,189)	(1,307)

Investing activities:
Purchases of available-for-sale securities	(244)	(6,619)	(5,102)
Investment in subsidiaries	(46,260)	(23,464)	(30,000)
Proceeds from the sale of securities	—	5,459	766
Upstream dividend received from the Bank	6,500	4,500	—

	(40,004)	(20,124)	(34,336)

Financing activities:
Proceeds from issuance of junior subordinated debentures	25,774	15,464	—
Proceeds from long term borrowings	4,000	—	—
Proceeds from issuance of preferred stock	23,182	—	—
Proceeds from issuance of common stock	—	4,383	29,855
Proceeds from options exercise	116	102	1,237
Proceeds from dividend reinvestment	433	515	147
Common shares repurchased	(5,600)	—	—
Cash dividends paid	(3,539)	(1,674)	(631)
Tax benefit from exercise of stock options	43	293	—
Cash paid for fractional shares	—	—	(8)

	44,409	19,083	30,600

Net increase (decrease) in cash	2,678	(2,230)	(5,043)

Cash, beginning of year	1,679	3,909	8,952

Cash, end of year	$4,357	$1,679	$3,909

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE Q — BUSINESS SEGMENT REPORTING
In addition to its banking operations, the Bank has three other reportable segments, Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services, Gateway Bank Mortgage, a mortgage company which began operations during the second quarter of 2006 and Gateway Insurance Services, Inc., an independent insurance agency. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Set forth below is certain financial information for each segment and in total (in thousands):

	At or for the Year Ended December 31, 2007
	Consolidated	Adjustments	Banking	Brokerage	Insurance	Mortgage
Total interest income	$109,559	$—	$109,041	$—	$18	$500
Total interest expense	60,474	(447)	60,474	—	—	447

Net interest income	49,085	447	48,567	—	18	53
Provision for loan losses	4,900	—	4,900	—	—	—

Net interest income after provision for loan losses	44,185	447	43,667	—	18	53
Non-interest income	17,765	(1,780)	10,477	794	5,245	3,029
Non-interest expense	44,941	—	37,166	558	4,456	2,761

Income before income taxes	17,009	(1,333)	16,978	236	807	321
Provision for income taxes	5,990	—	5,990	—	—	—

Net income	$11,019	$(1,333)	$10,988	$236	$807	$321

Period end total assets	$1,868,185	$(15,665)	$1,868,185	$865	$9,022	$5,778

	At or for the Year Ended December 31, 2006
	Consolidated	Adjustments	Banking	Brokerage	Insurance	Mortgage
Total interest income	$73,097	$—	$72,940	$—	$21	$136
Total interest expense	36,099	(149)	36,099	—	—	149

Net interest income	36,998	149	36,841	—	21	(13)
Provision for loan losses	3,400	—	3,400	—	—	—

Net interest income after provision for loan losses	33,598	149	33,441	—	21	(13)
Non-interest income	9,280	(676)	5,135	744	2,883	1,194
Non-interest expense	34,984	—	30,682	590	2,205	1,507

Income before income taxes	7,894	(527)	7,894	154	699	(326)
Provision for income taxes	2,625	—	2,625	—	—	—

Net income (loss)	$5,269	$(527)	$5,269	$154	$699	$(326)

Period end total assets	$1,207,477	$(22,548)	$1,207,477	$645	$6,132	$15,771

	At or for the Year Ended December 31, 2005
	Consolidated	Adjustments	Banking	Brokerage	Insurance	Mortgage
Total interest income	$39,679	$—	$39,646	$—	$33		$—
Total interest expense	16,376	—	16,376	—	—		—

Net interest income		23,303	—	23,270	—		33
Provision for loan losses	2,200	—	2,200	—	—		—

Net interest income after provision for loan losses	21,103	—	21,070	—	33		—
Non-interest income	8,067	(713)	5,736	656	2,388		—
Non-interest expense	23,266	—	20,902	464	1,900		—

Income before income taxes	5,904	(713)	5,904	192	521		—
Provision for income taxes	1,965	—	1,965	—	—		—

Net income	$3,939	$(713)	$3,939	$192	$521		$—

Period end total assets	$883,373	$(3,837)	$884,198	$488	$2,524	$

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE R — INTANGIBLE ASSETS AND GOODWILL
The following is a summary of intangible assets as of December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(In thousands)
Intangibles assets subject to future amortization:
Core intangibles — gross	$4,961	$3,497	$3,497
Less accumulated amortization	(1,462)	(1,027)	(707)

Core intangible Net	3,499	2,470	2,790

Intangibles — book of business	1,821	1,821	188
Less accumulated amortization	(251)	(128)	(87)

	1,570	1,693	101

Intangibles — net	$5,069	$4,163	$2,891

Intangible assets not subject to future amortization:
Goodwill — banking segment	$43,153	$6,454	$6,454
Goodwill — insurance segment	2,853	1,998	1,002

	$46,006	$8,452	$7,456

The following table presents the estimated amortization expense (in thousands) for intangible assets for each of the five years ending December 31, 2012 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful life of amortizing intangible assets.

2008	$618
2009	618
2010	577
2011	560
2012	553
Thereafter	2,143

$5,069

NOTE S — DERIVATIVES
On September 11, 2007 the Company sold the $150.0 million stand-alone derivative financial instrument which was entered into on December 30, 2005. The Company received an $115,000 termination fee from the counterparty for terminating its position in the financial instrument. The financial instrument was in the form of an interest rate swap agreement, which derived its value from underlying interest rates. These transactions involve both credit and market risk. The notional amount is the amount on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires that changes in the fair value of derivative financial instruments that do not qualify as hedging instruments be reported as an economic gain or loss in non-interest income. For the years ended December 31, 2007 and 2006 a gain of $1.2 million and a loss of $1.2 million, respectively, was included in non-interest income related to the change in the fair value of the interest rate swap agreement. Fair value changes in this derivative can be volatile from quarter to quarter, and are primarily driven by changes in interest rates. Net cash monthly settlements are recorded as non-interest income in the period to which they relate. For the years ended December 31, 2007 and 2006 the interest rate swap cash settlements decreased non-

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE S — DERIVATIVES (Continued)
interest income by $641,000 and $693,000, respectively. The 2007 cash settlements included the $115,000 termination fee described above.
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
The Company had been required to provide collateral in the form of U.S. Treasury Securities of $2.0 million to the counterparty based on the evaluation of the market value of the agreement. The Company received back its collateral when the financial instrument was terminated.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007. There were no material changes in the Company’s internal controls over financial reporting during the fourth quarter of 2007.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on that assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.
March 14, 2008

/s/ D. Ben Berry	/s/ Theodore L. Salter
D. Ben Berry	Theodore L. Salter
Chairman, President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Gateway Financial Holdings, Inc.
We have audited Gateway Financial Holdings, Inc. and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Gateway Financial Holdings, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Gateway Financial Holdings, Inc. and Subsidiary as of and for the year ended December 31, 2007, and our report dated March 10, 2008, expressed an unqualified opinion on those consolidated financial statements.
Greenville, North Carolina
March 10, 2008

ITEM 9B — OTHER INFORMATION
None.
PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          Incorporated by reference from the Company’s definitive proxy statement, to be mailed to stockholders and filed with the Securities and Exchange Commission within 120 days of December 31, 2007.
ITEM 11 — EXECUTIVE COMPENSATION
          Incorporated by reference from the Company’s definitive proxy statement, to be mailed to stockholders and filed with the Securities and Exchange Commission within 120 days of December 31, 2007.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the company’s definitive proxy statement, to be mailed to shareholders and filed with the Securities and Exchange Commission within 120 days of December 31, 2007.
The following table sets forth equity compensation plan information at December 31, 2007.
Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation plans
	upon exercise of	exercise price of	(excluding securities
Plan Category	outstanding options	outstanding options	reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,721,954	$9.89	644,678

Equity compensation plans not approved by security holders	150,032	$6.14	—

Total	1,871,986	$9.59	644,678
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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
          Incorporated by reference from the Company’s definitive proxy statement, to be mailed to stockholders and filed with the Securities and Exchange Commission within 120 days of December 31, 2007.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
          Incorporated by reference from the Company’s definitive proxy statement, to be mailed to stockholders and filed with the Securities and Exchange Commission within 120 days of December 31, 2007.
PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description
Exhibit 3.1:	Amended and Restated Articles of Incorporation
Exhibit 3.2:	Articles of Amendment to the Articles of Incorporation
Exhibit 3.3:	Amended Bylaws
Exhibit 4.1:	Specimen Certificate for Common Stock of Gateway Financial Holdings, Inc. (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-3 filed September 20, 2001)
Exhibit 10.1:	1999 Incentive Stock Option Plan of Gateway Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10K for the year ended December 31, 2001 (“2001 Annual Report”))
Exhibit 10.2:	1999 Non-Statutory Stock Option Plan of Gateway Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the 2001 Annual Report)
Exhibit 10.3:	2001 Non-Statutory Stock Option Plan of Gateway Financial Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the 2001 Annual Report)
Exhibit 10.4	Amended Employment Agreement with D. Ben Berry
Exhibit 10.5	Amended Employment Agreement with David R. Twiddy
Exhibit 10.6	2005 Omnibus Stock Ownership And Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10K for the year ended December 31, 2005)
Exhibit 10.7	Amended Employment Agreement with Theodore L. Salter
Exhibit 10.8	Salary Continuation Agreement with D. Ben Berry
Exhibit 10.9	Salary Continuation Agreement with David R. Twiddy
Exhibit 10.10	Amended Change in Control Agreement with Matthew D. White
Exhibit 21:	Subsidiaries of the Registrant
Exhibit 23:	Consent of Dixon Hughes PLLC
Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
Exhibit 32:	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.
Date: March 14, 2008	By:	/s/ D. Ben Berry
D. Ben Berry
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ D. Ben Berry D. Ben Berry	Chairman, President and CEO	March 14, 2008

/s/ Theodore L. Salter Theodore L. Salter	Chief Financial Officer	March 14, 2008

/s/ H. Spencer Barrow H. Spencer Barrow	Director	March 14, 2008

/s/ William Brumsey III William Brumsey III	Director	March 14, 2008

/s/ Jimmie Dixon, Jr. Jimmie Dixon, Jr.	Director	March 14, 2008

/s/ James H. Ferebee, Jr. James H. Ferebee, Jr.	Director	March 14, 2008

/s/ Charles R. Franklin, Jr. Charles R. Franklin, Jr.	Director	March 14, 2008

/s/ Robert Y. Green, Jr. Robert Y. Green, Jr.	Director	March 14, 2008

/s/ W. Taylor Johnson, Jr. W. Taylor Johnson, Jr.	Director	March 14, 2008

/s/ Robert Willard Luther, III Robert Willard Luther, III	Director	March 14, 2008

/s/ Frances Morrisette Norrell Frances Morrisette Norrell	Director	March 14, 2008

/s/ W. C. Owens, Jr. W. C. Owens, Jr.	Director	March 14, 2008

William A. Paulette William A. Paulette	Director	March 14, 2008

/s/ Billy G. Roughton Billy G. Roughton	Director	March 14, 2008

/s/ Ollin B. Sykes Ollin B. Sykes	Director	March 14, 2008

/s/ Frank T. Williams Frank T. Williams	Director	March 14, 2008

Jerry T. Womack Jerry T. Womack	Director	March 14, 2008