Form 10-Q
period 2008-03-31
GATEWAY FINANCIAL HOLDINGS INC
filed 2008-05-12
CIK 1156953

United States Securities and Exchange Commission
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ended
Commission File Number 000-33223
GATEWAY FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2264354

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
1580 LASKIN ROAD, VIRGINIA BEACH, VIRGINIA 23451
(Address of principal executive office)
(757) 422-4055
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of, May 8, 2008, 12,669,323 shares of the issuer’s common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.
This report contains 32 pages.

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31,
	(Unaudited)	2007*
	(In thousands, except share data)
ASSETS

Cash and due from banks	$24,054	$19,569
Interest-earning deposits in other banks	2,803	1,092
Trading securities	25,210	23,011
Investment securities available for sale, at fair value	116,206	126,750
Mortgage loans held for sale	10,109	5,624

Loans	1,625,209	1,516,777
Allowance for loan losses	(16,829)	(15,339)

NET LOANS	1,608,380	1,501,438

Accrued interest receivable	11,589	12,330
Stock in Federal Reserve Bank, at cost	5,948	5,348
Stock in Federal Home Loan Bank of Atlanta, at cost	11,179	10,312
Premises and equipment, net	73,818	73,614
Intangible assets, net	4,915	5,069
Goodwill	46,006	46,006
Bank-owned life insurance	40,502	26,105
Other assets	11,966	11,917

TOTAL ASSETS	$1,992,685	$1,868,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand	$134,040	$123,885
Savings	17,235	16,685
Money market and NOW	533,234	385,838
Time	870,488	882,511

TOTAL DEPOSITS	1,554,997	1,408,919

Short term borrowings	5,000	33,000
Long term borrowings — $13,279 and $14,865 at fair value as of March 31, 2008 and December 31, 2007, respectively	253,517	249,102
Accrued expenses and other liabilities	13,666	12,757

TOTAL LIABILITIES	1,827,180	1,703,778

Commitments (Note 3)

Stockholders’ Equity

Non-cumulative, perpetual preferred stock, $1,000 liquidation value per share, 1,000,000 shares authorized, 23,266 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	23,182	23,182
Common stock, no par value, 30,000,000 shares authorized, 12,655,985 and 12,558,625 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	127,446	127,258
Retained earnings	16,244	14,991
Accumulated other comprehensive loss	(1,367)	(1,024)

TOTAL STOCKHOLDERS’ EQUITY	165,505	164,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,992,685	$1,868,185

*	Derived from audited consolidated financial statements.
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Amounts in thousands, except
	share and per share data)
Interest Income
Interest and fees on loans	$27,573	$20,384
Trading account securities	268	512
Investment securities available for sale:
Taxable	1,600	396
Tax-exempt	118	70
Interest-earning bank deposits	40	34
Other interest and dividends	262	184

Total Interest Income	29,861	21,580

Interest Expense
Money market, NOW and savings deposits	3,070	2,256
Time deposits	10,980	6,874
Short-term borrowings	296	275
Long-term borrowings	2,881	2,136

Total Interest Expense	17,227	11,541

Net Interest Income	12,634	10,039

Provision for Loan Losses	1,600	1,200

Net Interest Income After Provision for Loan Losses	11,034	8,839

Non-Interest Income
Service charges on deposit accounts	906	877
Mortgage operations	763	932
Gain and net cash settlements on economic hedge	—	189
Gain on sale of securities available for sale	800	163
Gain from trading securities	51	280
Insurance operations	1,646	1,321
Brokerage operations	91	266
Income from bank-owned life insurance	398	261
Fair value gain on trust preferred securities	1,586	42
Other	637	318

Total Non-Interest Income	6,878	4,649

Non-Interest Expense
Personnel costs	7,366	5,259
Occupancy and equipment	2,418	1,810
Data processing fees	660	453
Other (Note 4)	2,982	2,004

Total Non-Interest Expense	13,426	9,526

Income Before Income Taxes	4,486	3,962

Income Tax Expense	1,363	1,448

Net Income	3,123	2,514

Dividend on preferred stock	506	—

Net Income Available to Common Shareholders	$2,617	$2,514

Net Income Per Common Share
Basic	$0.21	$0.23
Diluted	0.20	0.22

Weighted Average Common Shares Outstanding
Basic	12,502,990	10,990,371
Diluted	12,863,436	11,263,502
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other Com-	Total
	Preferred Stock		Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
	(Amounts in thousands, except share data)

Balance at December 31, 2007	23,266	$23,182	12,558,625	$127,258	$14,991	$(1,024)	$164,407

Cumulative-effect adjustment resulting from the adoption of EITF 06-4	—	—	—	—	(352)	—	(352)

Comprehensive income:
Net income	—	—	—	—	3,123	—	3,123
Other comprehensive loss, net of tax	—	—	—	—	—	(343)	(343)

Total comprehensive income	—	—					2,780

Issuance of restricted stock	—	—	90,000	—	—	—	—

Shares issued from options exercised	—	—	7,360	43	—	—	43

Stock based compensation related to restricted stock	—	—	—	120	—	—	120

Stock based compensation related to options	—	—	—	9	—	—	9

Tax benefits from the exercise of options	—	—	—	16	—	—	16

Cash dividends on:
Common stock ($0.08 per share)	—	—	—	—	(1,012)	—	(1,012)
Non-cumulative, perpetual preferred stock	—	—	—	—	(506)	—	(506)

Balance at March 31, 2008	23,266	$23,182	12,655,985	$127,446	$16,244	$(1,367)	$165,505

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$3,123	$2,514
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	154	118
Depreciation and amortization	1,033	764
Provision for loan losses	1,600	1,200
Proceeds from the sale of real estate owned	68	—
Gain on sale of real estate owned	(16)	—
Fair value loss related to real estate owned	35	—
Market value gain on economic hedge	—	(471)
Gain on sale of investment securities available for sale	(800)	(163)
Gain from trading securities	(51)	(280)
Gain from fair value on junior subordinated debt	(1,586)	(42)
Stock based compensation	129	82
Proceeds from sale of loans	1,514	—
Gain on sale of loans	(154)	—
Gain on sale of equipment	(8)	—
Proceeds from sale of mortgage loans held for sale	37,989	53,392
Mortgage loan originations held for sale	(42,474)	(49,354)
Income on bank-owned life insurance	(398)	(261)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	741	(178)
Increase in other assets	194	(1,262)
Increase in accrued expenses and other liabilities	672	1,622

Net Cash Provided by Operating Activities	1,765	7,681

Cash Flows from Investing Activities
Cash received (paid) from investment securities available for sale transactions:
Purchases	(26,695)	(47,262)
Maturities	3,365	1,760
Sales	34,004	22,269
Calls	—	—
Cash received (paid) from trading securities for sale transactions:
Purchases	(25,148)	—
Maturities	23,000	—
Sales	—	—
Calls	—	—
Cash paid for subsidiary acquisition	—	(445)
Purchase of bank owned life insurance	(14,000)	—
Net increase in loans	(110,130)	(93,500)
Proceeds from sale of property	702	—
Purchases of premises and equipment	(1,819)	(1,759)
Purchase of FHLB stock	(867)	(3,131)
Purchase of FRB stock	(600)	(62)

Net Cash Used by Investing Activities	(118,188)	(122,130)

Cash Flows from Financing Activities
Net increase in deposits	146,078	51,497
Net increase (decrease) in short term borrowings	(28,000)	30,500
Net increase in long term borrowings	6,000	30,000
Cash dividends paid	(1,518)	(551)
Tax benefit of options exercised	16	—
Proceeds from the exercise of stock options	43	—
Proceeds from the issuance of common stock	—	152

Net Cash Provided by Financing Activities	122,619	111,598

Net (Decrease) Increase in Cash and Cash Equivalents	6,196	(2,851)
Cash and Cash Equivalents, Beginning	20,661	26,794

Cash and Cash Equivalents, Ending	$26,857	$23,943

Supplemental disclosure of cash flow information:
Transfer to REO	$228	$—
Common stock issued related to subsidiary acquisition	$—	$425
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
Generally, trust preferred securities qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Board of Governors of the Federal Reserve issued the final rule that retains the inclusion of trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. After a transition period, under the new rule which become effective as of March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.
All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.
The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.
The organization and business of the Company, the accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2007 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation (Continued)
In 2006 the Emerging Issues Task Force issued EITF Issue 06-4 “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” which requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in Statement 106 or Opinion 12, as appropriate. This issue is applicable for interim or annual reporting periods beginning after December 15, 2007. The Company adopted the provisions of EITF Issue 06-4 effective January 1, 2008, and as a result had to establish an initial liability of approximately $352,000 as of January 1, 2008, which in accordance with the standard was recorded as a cumulative-effect adjustment, reducing retained earnings as of January 1, 2008. Additionally, the adoption of the issue resulted in increased personnel costs of approximately $31,000 for the quarter ended March 31, 2008.
In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The impact of SAB 109 will be to accelerate the recognition of the estimated fair value of the servicing inherent in the loan to the commitment date. Management determined that the effects that SAB 109 did not have a material effect on the financial condition, results of operations, or liquidity, as of and for the quarter ended March 31, 2008.
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
The Company has four share-based compensation plans in effect at March 31, 2008. The compensation cost that has been charged against income for those plans was approximately $129,000 and $82,000 for the three months ended March 31, 2008, and 2007, respectively. The Company recorded a deferred tax benefit in the amount of $16,000 and $31,000 related to share-based compensation during the three months ended March 31, 2008 and 2007, respectively.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2 — Stock Compensation Plans (Continued)
During 1999 the Company adopted, with shareholder approval, an Incentive Stock Option Plan (the “Employee Plan”) and a Nonstatutory Stock Option Plan (the “1999 Director Plan”). During 2001 the Company increased, with shareholder approval, the number of shares available under its option plans. In 2002, the Company increased, with shareholder approval, the number of shares available under the Employee Plan. The Company also adopted a 2001 Nonstatutory Stock Option Plan. On November 24, 2004, the Company adopted a 2005 Omnibus Stock Ownership And Long Term Incentive Plan (the “Omnibus Plan”) providing for the issuance of up to 726,000 shares of common stock under the terms of the Omnibus Plan, approved by the shareholders at the annual shareholder meeting. All options granted prior to November 2004 to non-employee directors vested immediately at the time of grant, while other options from this pool vest over a four-year period with 20% vesting on the grant date and 20% vesting annually thereafter. Options granted from the pool of shares made available on November 24, 2004 to non-employee directors vested immediately at the time of the grant, while options from this pool granted to employees vested 50% at the time of the grant and 50% the following year. During the year ended December 31, 2006 the Company granted 166,500 nonstatutory options which will vest at 20% per year beginning the month following the quarter in which the Company achieves a ROA of 1%. For purposes of the ROA calculation, the gain or loss from the fair market value of the economic hedge are excluded. During the first quarter of 2007 the Company granted 500 nonstatutory options with the same vesting criteria as in 2006. The Company granted no options during the first quarter of 2008. The Company granted 90,000 shares of restricted stock during the first quarter of 2008 that vest over a five year period.
The Company assumed as a result of the acquisition of The Bank of Richmond, the 1999 BOR Stock Option Plan, which was adopted by the Board of Directors of The Bank of Richmond as of June 2, 1999. The plan provides for the issuance of up to 601,237 shares of common stock of which 369,048 were outstanding and fully vested as of March 31, 2008.
All unexercised options expire ten years after the date of grant. All references to options have been adjusted to reflect the effects of stock splits. The exercise price of all options granted to date under these plans range from $3.95 to $16.53.
The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company has assumed a volatility rate of 14.2% to 17.1%, an expected life of 7 years, interest rate of 4.37% and a dividend yield of 2.00% in the Black Scholes computation related to the options granted in 2007. The Company granted 500 nonqualifying stock options during the three months ended March 31, 2007; and the Company granted no stock options during the three months ended March 31, 2008.
A summary of option activity under the stock option plans as of and for the period ended March 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2007	1,871,986	$9.59	4.80 Years
Exercised	(7,360)	5.79
Authorized	—	—
Forfeited	(60,200)	14.74
Granted	—	—

Outstanding at March 31, 2008	1,804,426	$9.43	4.46 Years	$4,817,859

Exercisable at March 31, 2008	1,645,323	$8.93	4.07 Years	$4,774,079

For the three months ended March 31, 2008 one employee exercised 7,360 options with the intrinsic value of options exercised of approximately $33,000. There were no options exercised for the three months ended March 31, 2007.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2 — Stock Compensation Plans (Continued)
Cash received from option exercises for the three months ended March 31, 2008 was $43,000. The actual tax benefit in stockholders’ equity realized for the tax deductions from exercise of stock options for the three months ended March 31, 2008 was $16,000. There were no options exercised during the three months ended March 31, 2007.
The fair value of options vested during the three months ended March 31, 2008 and 2007 was $4,189 and $18,000, respectively.
The 90,000 shares of restricted stock granted during the first quarter of 2008 have a vesting period of five years (20% per year). For the three months ended March 31, 2008, 6,367 shares with a fair value of $91,706 vested. No restricted stock vested over the three months ended March 31, 2007.
A summary of restricted stock outstanding during the first three months of 2008 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested outstanding at December 31, 2007	61,500	$14.60
Granted	90,000	10.61
Vested	(6,367)	14.40
Forfeited	—	—

Non-vested outstanding at March 31, 2008	145,133	$12.13

As of March 31, 2008, there was $1.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. The cost expected to be recognized for the remaining quarters of 2008, and for the years ended 2009, 2010, 2011, 2012, 2013, and 2014 is $411,000, $533,000, $345,000, $284,000, $268,000, $69,000, and $17,000, respectively.
The Company funds the option shares from the authorized, but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans.
Note 3 — Commitments
In the normal course of business there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. The following table reflects commitments of the Company outstanding as of March 31, 2008.

	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)

Undisbursed home equity credit lines	$70,080	$70,080	$—	$—	$—
Other commitments and credit lines	184,293	184,293	—	—	—
Undisbursed portion of construction loans	242,266	242,266	—	—	—
Lease obligations	19,010	1,574	2,737	2,349	12,350
Commitments to originate mortgage Loans, fixed and variable rate	20,474	20,474
Standby letters of credit	23,378	23,378	—	—	—

Total other commitments	$559,501	$542,065	$2,737	$2,349	$12,350

In addition to the above lease obligations, the Company has entered into a full service office lease for approximately 50,000 square feet of office space at $24.00 per square foot. The lease will commence when the landlord has substantially completed the office space, which is estimated to be no later than July 1, 2010. The lease is contingent upon the landlord successfully acquiring the land on which the office space will be built by December 31, 2008 and substantially completing the office space no later than December 31, 2010; otherwise, the Company has the option to terminate the lease.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4 — Other Non-Interest Expense
The major components of other non-interest expense are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Amounts in thousands)

Postage, printing and office supplies	$524	$366
Advertising and promotion	213	148
Professional services	416	327
FDIC assessment	238	25
Franchise tax	318	200
Amortization of intangibles	154	118
Other	1,119	820

	$2,982	$2,004

Note 5 — Comprehensive Income
A summary of comprehensive income is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Amounts in thousands)

Net income	$3,123	$2,514

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	242	(395)
Tax effect	(93)	148
Reclassification of (gains) losses recognized in net income	(800)	(163)
Tax effect	308	61

Total other comprehensive income (loss)	(343)	(349)

Comprehensive income	$2,780	$2,165

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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6 — Per Share Results (Continued)
The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended
	March 31,
	2008	2007

Weighted average outstanding shares used for basic EPS	12,502,990	10,990,371

Plus incremental shares from:
Stock options	315,871	236,768
Restricted stock	44,575	36,363

Weighted average outstanding shares used for diluted EPS	12,863,436	11,263,502

In March 2008 the Board declared a cash preferred stock dividend of $506,000 payable in April 2008. The preferred stock dividend was deducted from first quarter 2008 net income in the computation of diluted earnings per share. No adjustments were required to be made to net income in the computation of diluted earnings per share for the first quarter of 2007. For the three months ended March 31, 2008 and 2007 there were 799,320 and 314,750 options, respectively, that were antidilutive since the exercise price for these options exceeded the average market price of the Company’s common stock for the period.
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

	Total	Elimination	Banking	Mortgage	Brokerage	Insurance
	(Amounts in thousands)

Total Assets at March 31, 2008	$1,992,800	$—	$1,972,131	$10,290	$896	$9,483

Three Months Ended March 31, 2008
Net interest income	$12,634	$75	$12,554	$2	$—	$3
Non-interest income	6,878	—	4,378	763	91	1,646

Total income	$19,512	$75	$16,932	$765	$91	$1,649

Net income (loss)	$3,123	$75	$2,487	$(41)	$27	$575

Total Assets at March 31, 2007	$1,322,836	$—	$1,302,051	$11,742	$751	$8,292

Three Months Ended March 31, 2007
Net interest income	$10,039	$130	$9,892	$15	$—	$2
Non-interest income	4,649	—	2,130	932	266	1,321

Total income	$14,688	$130	$12,022	$947	$266	$1,323

Net income	$2,514	$130	$1,698	$251	$87	$348

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 8 — Derivatives
The Company had a $150.0 million stand-alone derivative financial instrument which was entered into on December 30, 2005. The derivative financial instrument was in the form of an interest rate swap agreement, which derived its value from underlying interest rates. The Company used this interest rate swap agreement to effectively convert a portion of its variable rate loans to a fixed rate. These transactions involved both credit and market risk. The notional amount is the amount on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires that changes in the fair value of derivative financial instruments that are not designated or do not qualify as hedging instruments be reported as an economic gain or loss in non-interest income. For the three months ended March 31, 2007, a gain of $470,700 was included in non-interest income related to the change in the fair value of the interest rate swap agreement. Additionally, this agreement required the Company to make monthly payments at a variable rate determined by a specified index (prime rate as stated in Publication H-15) in exchange for receiving payments at a fixed rate. These net cash monthly settlements are also recorded as non-interest income in the period to which they relate. For the three months ended March 31, 2007 the interest rate swap cash settlements decreased non-interest income by $281,200.
On September 11, 2007 the Company terminated its position in the stand-alone derivative and received a $115,000 termination fee from the counterparty, and therefore, there was no gain or loss reported from the derivative financial instrument for the three months ended March 31, 2008.
The Company had been exposed to credit related losses in the event of nonperformance by the counterparty to this agreement until it was terminated. The Company controlled the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and did not expect the counterparty to fail their obligations.
The Company had been required to provide collateral in the form of U. S. Treasury Securities of $2.0 million to the counterparty based on the evaluation of the market value of the agreement. The Company received back its collateral when the financial instrument was terminated.
Note 9 — Fair Value Measurement
Effective January 1, 2007, the Company elected early adoption of Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities”. SFAS No. 157, which was issued in September 2006, establishes a framework for using fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Company selected the fair value measurement option for various pre-existing financial assets and liabilities, including certain short-term investment securities used primarily for liquidity and asset liability management purposes in the available for sale portfolio totaling approximately $51 million; and junior subordinated debentures issued to unconsolidated capital trusts of $15.5 million. The initial fair value measurement of these items resulted in, approximately, a $1.20 million cumulative-effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007. Under SFAS No. 159, this one-time charge was not recognized in earnings.
The investment securities selected for fair value measurement are classified as trading securities because they are held principally for resale in the near term and are reported at fair value in the consolidated balance sheets at March 31, 2008 and 2007. Interest and dividends are included in net interest income. Unrealized gains and losses are reported as a component in non-interest income. The Company recorded trading gains of approximately $51,000 and $280,000 for the three months ended March 31, 2008, and 2007 respectively. Additionally, the Company recorded income of $1.6 million and $42,000 related to the change in fair value of the junior subordinated debentures during the three months ended March 31, 2008, and 2007, respectively, which was also recorded as a component of non-interest income. The Company chose to elect fair value measurement for these specific assets and liabilities because they have a positive impact on the Company’s ability to manage the market and interest rate risks and liquidity associated with certain financial instruments (primarily investments with short durations and low market volatility); improve its financial reporting; mitigate volatility in reported earnings without having to apply complex hedge accounting rules; and remain competitive in the marketplace. The Company has chosen not to elect fair value measurement for municipal securities, corporate equity securities and bonds, longer term duration mortgage-backed securities, and held to maturity investments.

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

In accordance with SFAS No. 157, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The most significant instruments that the Company fair values include investment securities, derivative instruments, and certain junior subordinated debentures. The majority of instruments fall into the Level 1 or 2 fair value hierarchy. Valuation methodologies for the fair value hierarchy are as follows:
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 securities include common stock of publicly traded companies, and were valued based on the price of the security at the close of business on March 31, 2008.
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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 9 — Fair Value Measurement (Continued)
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Changes in Fair Values for the
3-Month Period Ended March 31, 2008
		Fair Value Measurements at			for Items Measured at air Value Pursuant to
		March 31, 2008, Using			Election of the Fair Value Option (*)
Total
Changes in
		Quoted Prices	Significant						Fair Value
	Assets/Liabilities	in Active	Other	Significant	Trading	Other		Consolidated	Included in
	Measured at	Markets for	Observable	Unobservable	Gains	Gains	Interest	Expense	Current
	Fair Value	Identical Assets	Inputs	Inputs	and	and	Income	on Long-	Period
Description	3/31/2008	(Level 1)	(Level 2)	(Level 3)	Losses	Losses	on Loans	term Debt	Earnings

Trading securities	25,210	$—	$25,210	$—	$51	$—	$—	$—	$51
Available-for-sale securities	116,206	5,229	110,977	—	—	—	—	—	—
Junior subordinated debentures	13,279	—	—	13,279	—	1,585	—	—	1,585
Economic hedge liability	—	—	—	—	—	—	—	—	—

(*)	Comparisons to the three months ended March 31, 2007 have been made in the second paragraph of this note, and Note 8.
The Company evaluates other assets and liabilities for which fair value accounting is used on a non-recurring basis. These assets and liabilities include goodwill, loans held for sale, impaired loans, and real estate owned of $46.0 million, $10.1 million, $16.9 million and $623,000, respectively, at March 31, 2008. There was a fair value loss of $35,000 in the first quarter of 2008 related to the real estate owned. There were no other fair value adjustments related to these assets and liabilities for the three months ended March 31, 2008 and 2007.
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
Real estate owned is adjusted to fair value upon transfer of the loans to real estate owned. Subsequently, real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the real estate owned as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. All of the real estate owned at March 31, 2008 was evaluated based on appraised values of the underlying collateral.
Loans held for sale on the consolidated balance sheets, are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Corporation classifies loans subjected to nonrecurring fair value adjustments as Level 2.
Goodwill and identified intangible assets are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 9 — Fair Value Measurement (Continued)
Junior subordinated debentures are included in long-term borrowings in the consolidated balance sheet as of March 31, 2008. Approximately $41.2 million of other junior subordinated debentures, $169.0 million of FHLB advances, $20.0 million of reverse repurchase agreements, and $10.0 million borrowed on a line of credit are included in long-term borrowings that were not elected for the fair value option.
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

The core deposit intangible is being amortized on the straight-line basis over a ten-year life. The amortization method and valuation of the core deposit intangible are based upon a historical study of the deposits acquired. Premiums and discounts that resulted from recording The Bank of Richmond assets and liabilities at their respective fair values are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The net amortization increased net income before taxes by $24,000 for the three months ended March 31, 2008.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 10 — Acquisitions (Continued)
The Bank of Richmond Transaction (continued)
The following unaudited pro forma financial information presents the combined results of operations of the Company and The Bank of Richmond as if the acquisition had occurred as of January 1, 2007, after giving effect to certain adjustments, including amortization of the core deposit intangible, fair value premium and discounts, and additional financing necessary to complete the transaction.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Net interest income	$12,634	$11,596
Non-interest income	6,878	4,904
Total revenue	19,512	16,500
Provision for loan losses	1,600	1,316
Other non-interest expense	13,426	10,765
Income before taxes	4,486	4,419
Net income	3,123	2,835

Net income per common share:
Basic	$0.21	$0.22
Diluted	0.20	0.21
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
Financial Condition at March 31, 2008 and December 31, 2007
The Company continued its pattern of steady growth during the first quarter of 2008, with total assets increasing by $124.6 million, or 6.7%, to $1.99 billion at March 31, 2008 from $1.87 billion at December 31, 2007. This growth was principally driven by increased loans from our franchise expansion, in particular Raleigh and Wilmington, North Carolina, and the Hampton Roads area and Richmond, Virginia. The economies in these markets have remained steady over the past quarter and the Bank’s loan pipeline continues to reflect consistent demand in these markets. Total loans increased by $112.9 million, or 7.4%, from $1.52 billion at December 31, 2007 to $1.64 billion at March 31, 2008. Commercial loans represented the majority of the growth over the quarter, with construction, acquisition, and development loans increasing $61.3 million or 10.1%; commercial real estate loans increasing $16.1 million or 5.0%; and commercial and industrial loans increasing $10.7 million or 4.1%. The Company has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale and trading, were $168.3 million, or 8.4% of total assets, at March 31, 2008 as compared to $170.4 million, or 9.1% of total assets at December 31, 2007.
Funding for the growth in assets and loans during the quarter was provided by an increase in deposits of $146.1 million to $1.55 billion. Of this increase, $138.9 million was the result of a net increase in brokered deposits. Non-interest-bearing demand deposits increased by 8.2% or $10.2 million to $134.0 million from the $123.9 million balance at December 31, 2007. Savings, money market and NOW accounts increased by 36.8% or $147.9 million to $550.5 million, from the $402.5 million balance at December 31, 2007. Of this increase $123.1 million was represented by brokered money market accounts. These brokered money market accounts carry an interest rate of 16 basis points over the fed funds rate, and was used to fund a substantial portion of our growth during the first quarter. These deposits have been less expensive than retail deposits, and have acted as a natural hedge to our variable loan portfolio during the falling rate environment we have experienced during the first quarter. The remaining increase of $24.8 million in these accounts has resulted from the maturing of our branch network, especially those financial centers opened over the past year in Wilmington, Raleigh, and Richmond. Additionally, we have introduced new money market products and have run money market “specials” during the quarter in new market areas that has been very successful, as well as, our low cost business checking programs. Time deposits aggregated $870.5 million at March 31, 2008 as compared to $882.5 million at December 31, 2007. This decrease of $12.0 million was primarily the result of consciously allowing non-relationship, higher-cost CD’s run-off as they matured during the quarter, and replace them with lower cost brokered CD’s and the above discussed money market accounts. Time deposits of more than $100,000 were $268.0 million, or 17.2% of total deposits at March 31, 2008 as compared with $271.3 million, or 19.3% of total deposits at December 31, 2007. The Company continued using brokered deposits to fund growth and manage interest rate sensitivity. The total brokered deposits increased to $364.8 million as of March 31, 2008 compared to $225.9 million at December 31, 2007. As a percentage of total deposits, our brokered deposits increased to 23.5% of total deposits as compared to 16.0% at December 31, 2007. Brokered deposits have been used primarily to fund loan growth in our loan production offices in Wilmington (now a full financial center), Greenville, Chapel Hill, and Wake Forest, North Carolina and Charlottesville, Virginia. Loans originated in these offices have increased $174.5 million over the past 12 months. Additionally, $123.1 million of the growth in brokered deposits in the first quarter have been in brokered money market accounts which carried an interest rate of 16 basis points over the fed funds rate. These funds have provided the lowest cost of funding over the first quarter and have been used to fund the growth, pay down short-term borrowings, and cover non-relationship CD’s that matured and were not renewed. These funds have also been used to manage our interest rate sensitivity since their rates fluctuate with changes in the fed funds rate, and provide a natural hedge against our variable loan portfolio. Net borrowings decreased $22 million during the quarter, primarily as a result of paying off federal funds purchased of $28 million, partially offset by borrowing $6 million on a fixed line of credit with a correspondent bank. Advances from the Federal Home Loan Bank of Atlanta aggregated $174.0 million (of which $169.0 million was long-term) at March 31, 2008, which was unchanged from the beginning of the year.

Total stockholders’ equity increased $1.2 million to $165.6 million from December 31, 2007, primarily as a result of $3.1 million of net income for the quarter; offset by cash dividends of approximately $1.5 million paid during the quarter on its common and preferred stock. The capital ratios of the Company and the Bank continue to be in excess of the minimums required to be deemed well-capitalized by regulatory authorities.
Asset Quality
An analysis of the allowance for loan losses is as follows:

	Three Months Ended
	March 31, 2008
	2008	2007
	(Amounts in thousands)

Balance at beginning of period	$15,339	$9,405

Provision charged to operations	1,600	1,200

Charge-offs	(123)	(426)
Recoveries	13	10

Net (charge-offs) recoveries	(110)	(416)

Balance at end of period	$16,829	$10,189

The table below sets forth, for the periods indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets. The accounting estimates for loan loss are subject to changing economic conditions.

	March 31,	December 31,
	2008	2007
	(Amounts in thousands)

Nonaccrual loans	$6,574	$3,407
Restructured loans	—	—

Total nonperforming loans	6,574	3,407
Real estate owned	623	482

Total nonperforming assets	$7,197	$3,889

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	16,829	15,339
Nonperforming loans to period end loans	0.40%	0.22%
Allowance for loan losses to period end loans	1.04%	1.01%
Nonperforming assets to total assets	0.36%	0.21%
Comparison of Results of Operations for the Three Months Ended March 31, 2008 and 2007
Overview. The Company reported net income of $3.1 million or $0.20 per share (diluted) for the three months ended March 31, 2008, as compared with net income of $2.5 million or $0.22 per share (diluted) for the three months ended March 31, 2007, an increase of $609,000 in net income and a decrease of $0.02 in earnings per share (diluted). During the first quarter of 2008 a $0.08 per share cash dividend was paid compared to $0.05 per share for the same period in 2007. The per share results were affected by the issuance of additional shares in June 2007 as part of the consideration for the acquisition of The Bank of Richmond, and a cash dividend paid on the preferred stock of $506,000 in the first quarter of 2008.
The first quarter of 2008 results included a gain from the sale of available for sale investment securities of $800,000 and $51,000 of trading account gains; and a fair value gain of $1.6 million related to certain trust preferred debt securities that the Company had elected fair value option treatment effective January 1, 2007. These gains were higher than the gain on sale of securities of $163,000, trading account gains of $280,000, and fair value gain on the trust preferred securities of $42,000 in the first quarter of 2007. The first quarter of 2007 also included income from gains and net cash settlements on the economic hedge of $189,000. There was no gain or loss on the economic hedge in the first quarter of 2008 as the Company terminated its position in the economic hedge during the third quarter of 2007. The fair value gain on the trust preferred securities in the first quarter of 2008 was the result of the unusual credit conditions the financial industry faced over the past several months which saw credit spreads on these types of securities widen significantly. At the time the fair value option was elected at the beginning of 2007, credit spreads on these types of debt securities were approximately 135 to 155 basis points over 3-month LIBOR. In the first quarter of 2008, the credit spreads were 425 to 450 basis points over 3-month LIBOR, and the markets have become very illiquid. The Company obtained the fair value related to these securities from a third party that has experience in valuing these types of securities, and such valuations were derived from a pricing model using discounted cash flow methodologies and the forward LIBOR swap curve. Because of the type of debt instrument and the illiquidity of the markets, it is not anticipated that the Company would ever realize the gain associated with these trust preferred securities. Additionally, it would not be anticipated that the Company would experience a fair value gain of this magnitude in the future, and in all likelihood would show a fair value loss if credit market conditions become more normalized.
The Company’s primary banking operations continues to grow with de novo development of its branch network over the past 12 months and the completed acquisition of The Bank of Richmond on June 1, 2007. The acquisition of The Bank of Richmond added six additional financial centers in the demographically desirable Richmond, Virginia market and a loan production office in Charlottesville, Virginia. The acquisition and the opening of five de novo financial centers since March 2007 in Raleigh (2), Wilmington, and Chapel Hill, North Carolina; and our second office in Emporia, Virginia has increased our total financial centers to 35, along with four loan production offices. Our franchise has generated consistently high levels of net interest income and non-interest income since inception. During the first quarter of 2008, total revenue (defined as net interest income and non-interest income) increased $4.8 million or 32.8% to $19.5 million over the prior year first quarter. The Company’s net interest income was $2.6 million higher in the first quarter of 2008 as compared with the first quarter of the prior year. The increase in net interest income coupled with the securities gains discussed above, were the primary reasons for the increase in net income; partially offset by increases in non-interest expenses and loan loss provision. The Company has incurred additional non-interest expenses as a result of the franchise growth from period to period, increased FDIC insurance costs, higher franchise taxes, and the acquisition of The Bank of Richmond (which increased non-interest expenses by approximately $1.0 million in the first quarter of 2008).
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
Total interest income increased to $29.9 million for the quarter ended March 31, 2008, an $8.3 million or 38.4% increase from the $21.6 million earned in the same quarter of 2007. Total interest income benefited from a 55.0% increase in average earning assets, driven primarily from a 54.7% growth in average loans since March 31, 2007. Average total interest-earning assets increased $619.4 million to $1.75 billion for the first quarter of 2008, as compared to the first quarter of 2007; and average loans increased $559.0 to $1.58 billion as compared with the first quarter of 2007. The increase in interest income related to this increased volume was partially offset by a drop in yield. The average yield on interest-earning assets decreased 89 basis points from 7.77% for the first quarter of 2007 to 6.88% for the first quarter of 2008 due primarily to the 300 basis point reduction in interest rates since September 2007, including a 125 basis point reduction during an 8-day period in January 2008. Approximately 63% of the loans outstanding at March 31, 2008 are variable related to the prime rate or LIBOR. As a result, the reduction in interest rates dropped loan yields by 108 basis points from 8.08% in the first quarter of 2007 to 7.00% for the first quarter of 2008; which was helped somewhat by an increase in the investment yield from 4.67% for the first quarter of 2007 to 5.70% in the first quarter of 2008. The increase in investment yield was the result of restructuring the investment portfolio in the second quarter of 2007, and purchasing $40 million of FHLMC and FNMA preferred stock in the fourth quarter of 2007 and first quarter of 2008 that carries an average coupon rate in excess of 8.00%. We would expect a further decrease in loan yield in the second quarter as we will have a full quarter effect of the 75 basis point interest rate cut in March, and do not anticipate any rate increases in the near future.
Average total interest-bearing liabilities increased by $625.7 million, or 61.9%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 40 basis points from 4.63% for the quarter ended March 31, 2007 to 4.23% for the current quarter primarily associated with the 300 basis point drop in interest rates since September 2007. The cost of savings, money market, and NOW accounts decreased 69 basis points from 3.40% for the first quarter of 2007 to 2.71% for the current quarter. This decrease resulted from reducing interest rates primarily on business sweep and the most popular money market accounts in line with the decrease in fed funds rate discussed above. Additionally, as discussed above, the Bank has utilized $123.1 million of brokered money market deposits during the first quarter that are tied directly to the fed funds rate and have adjusted downward with the reduction in rates. The Bank has kept money market rates higher in certain new markets through “specials” that run for three to six months time periods, which has mitigated the reduction in average rates to some extent; as well as only adjusting rates nominally on already low cost savings and NOW accounts. The cost of CD’s decreased 14 basis points from 5.03% for the first quarter of 2007 to 4.89% for the current quarter. Even though the majority of the CD’s mature with a one year time frame, because of the significant reduction in rates over a very short time period, it will take several months for the repricing of the maturing CD’s to catch up to the interest rate reductions. Additionally, as a result of competitive pressures and liquidity issues that the financial industry has faced over the past several months, CD rates have been higher related to the prime rate that would be the case in more normalized markets.
As a result primarily of the effect that the 300 basis point interest rate reduction has had on the revenues of the variable loan portfolio and the repricing lag related to the Bank’s CD portfolio, the interest rate spread decreased 50 basis points from 3.15% for the quarter ended March 31, 2007 to 2.65% for the current quarter; and the net interest margin decreased 71 basis points from 3.62% for the quarter ended March 31, 2007 to 2.91% for the current quarter. The interest rate margin decreased 50 basis points as compared with the fourth quarter of 2007. Further adding to the margin compression during the current quarter was the financing of the financial center expansion over the past six months and $14 million of BOLI purchased during the first quarter of this year. As a result of 75 basis points of the 200 basis point first quarter interest rate reduction coming at the end of the quarter, we would expect to experience further margin compression in the second quarter, and then level off and begin to show an increase in margin as maturing CD’s continue to reprice at much lower rates, money market specials adjust to lower rates, and loan yields stabilize.
Provision for Loan Losses. The Company recorded a $1.6 million provision for loan losses in the first quarter of 2008, an increase of $400,000 over the $1.2 million provision for loan losses recorded for the same quarter of 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In each of the first quarters of both 2008 and 2007, the provision for loan losses was made principally in response to growth in loans, as well as changes in conditions related to the above factors. Net charge-offs as a percentage of average loans were 0.03% for the first quarter of 2008 as compared with 0.16% for the first quarter of 2007; however, the Company’s level of nonperforming assets has increased by $5.0 million since March 31, 2007, and as a percent to total loans outstanding increased from 0.14% at March 31, 2007 to 0.40% at March 31, 2008. Additionally, delinquencies increased to 0.56% of loans outstanding at the end of the first quarter of the current year from 0.21% at March 31, 2007. Loan growth for the first quarter of 2008 was $112.9 million as compared with $89.0 million for the quarter ended March 31, 2007. At March 31, 2008 and December 31, 2007, respectively, the allowance for loan losses was $16.8 million and $15.3 million, representing 1.04% and 1.01%, respectively, of loans outstanding at the end of each period. Other than the nonaccrual loans listed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform very well.
Non-Interest Income. Non-interest income totaled $6.9 million for the three months ended March 31, 2008 as compared with $4.6 million for the three months ended March 31, 2007, an increase of $2.2 million or 47.9%. Non-interest income for first quarter of 2008 included a gain from the sale of available for sale investment securities of $800,000 and $51,000 of trading account gains; as well as a fair value gain of $1.6 million related to certain trust preferred debt securities that the Company had elected fair value option treatment effective January 1, 2007. These gains were higher than the gain on sale of securities of $163,000, trading account gains of $280,000, and fair value gain on the trust preferred securities of $42,000 in the first quarter of 2007. Non-interest income for the first quarter of 2007 also included income from gains and net cash settlements on economic hedge of $189,000. There was no gain or loss on the economic hedge in the first quarter of 2008 as the Company terminated its position in the economic hedge during the third quarter of 2007. The fair value gain on the trust preferred securities in the first quarter of 2008 was the result of the unusual credit conditions the financial industry faced over the past several months which saw credit spreads on these types of securities widen significantly. At the time the fair value option was elected at the beginning of 2007, credit spreads on these type of debt securities were approximately 135 to 155 basis points over 3-month LIBOR. In the first quarter of 2008, the credit spreads were 425 to 450 basis points over 3-month LIBOR, and the markets have become very illiquid. It would not be anticipated that the Company would experience a market value gain of this magnitude in the future, and in all likelihood would show a market value loss if credit market conditions become more normalized. If such a loss were to occur, it would reduce non-interest income during the period in which the loss took place.
Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage, brokerage operations and title insurance. Revenues from the Company’s non-banking activities represent $2.5 million of the Company’s non-interest income. Revenue from Gateway’s insurance operations increased $325,000 or 24.6% to $1.6 million for the quarter ended March 31, 2008 as compared with the first quarter of the prior year. The increase in insurance revenues resulted from higher performance bonuses in the first quarter of 2008 as compared with 2007; internal growth from cross-selling bank customers and building our customer base as our bank franchise has grown, as well as growing the business in the two Virginia agencies acquired in the fourth quarter of 2006; and a full quarter of operations in 2008 for the title insurance agency acquired during February 2007. Revenue from the mortgage subsidiary decreased $169,000 or 18.1% from the first quarter of 2007 to $763,000 for the first quarter of 2008. The decrease was attributed to the nationwide issues that have affected the mortgage industry during the last half of 2007 and has continued into 2008. Although Gateway Bank Mortgage does no sub-prime lending, the limited access to the secondary markets (especially for jumbo mortgages) had a negative effect on selling mortgages in the secondary market, thus slowing revenues during the current quarter. Additionally, underwriting and approval time has increased the timeline for getting mortgages closed and sold, which has further slowed and delayed revenues. Revenues from the brokerage operations decreased $175,000 or 65.8% to $91,000 in the first quarter of 2008 as compared with the prior year first quarter as the result of the departure of a broker in the North Carolina operations that left the Bank at the end of the third quarter of last year.
Service charges on deposit accounts represent another key component of non-interest income for the Bank and have increased $29,000 to $906,000 in the first quarter of 2008 as compared with the first quarter of 2007 as a result of the Company’s growth in transaction deposit accounts from period to period from its expanding financial center network.
Other income increased $456,000 to $1.04 million during the first quarter of 2008 as compared with the first quarter of 2007 as a result of gains related to the sale of government sponsored loans of $154,000 (there were no such gains in the first quarter of 2007), $98,000 higher fee income primarily from check card exchange fees, and $137,000 higher income from BOLI that resulted from the purchase of $14 million of additional BOLI during January 2008.
Non-interest income as a percent of total revenue was 35.2% for the quarter ended March 31, 2008 as compared with 31.7% for the same quarter of 2007. The increase was primarily associated with the higher securities and fair value gains recognized during the first quarter of 2008.
Non-Interest Expenses. Non-interest expenses aggregated $13.4 million for the three months ended March 31, 2008, an increase of $3.9 million or 40.9% over the $9.5 million reported for the same three months of 2007. Substantially all of this increase resulted from the Bank’s growth and franchise development during the last half of 2007 and first quarter of 2008, as well as the acquisition of The Bank of Richmond in June of last year which added approximately $1.0 million (or 26% of the increase) of non-interest expense during the first quarter of 2008. The Bank opened three new financial centers and a loan production during the second half of 2007 and two additional financial centers during the first quarter of 2008, in addition to the six financial centers and loan production office it acquired with The Bank of Richmond merger. For the three months ended March 31, 2008, personnel costs increased by $2.1 million, or 40.1% to $7.4 million from $5.3 million for the quarter ended March 31, 2007 as a result of 115 new hires over the past 12 months (of which 40 were related to The Bank of Richmond). The additional personnel were associated with the additional financial centers, as well as continuing to build the support infrastructure in deposit operations, credit administration, and retail banking and deposit gathering areas. Occupancy and equipment costs increased $608,000 or 33.6% to $2.4 million for the first quarter of 2008, as compared with $1.8 million for the first quarter of 2007. This increase was the direct result of the five financial centers and loan production office added since the first quarter of last year, as well as the financial centers and loan production office acquired with the Bank of Richmond merger. Other expenses increased $978,000 or 48.8% primarily because of higher FDIC insurance premiums which increased $213,000; franchise taxes which were $118,000 higher as a result of the financial center expansion in Virginia; business development and travel expenses which increased $163,000; $62,000 greater advertising and marketing expenses; and $37,000 increase in intangibles amortization from the acquisitions that have occurred since the first quarter of last year.
Gateway’s efficiency ratio for the first quarter of 2008 was 68.81%, up slightly from the 66.26% for the first quarter of 2007. As a percentage of average assets, non-interest expense has dropped from 3.14% for the first quarter of 2007 to 2.79% for the first quarter of 2008 as Gateway continues to gain economies of scale from its maturing financial centers.

Provision for Income Taxes. The Company’s effective tax rate was 30.4% for the three months ended March 31, 2008 as compared with 36.5% for the first quarter of 2007. The lower effective tax rate in 2008 is the result of dividend income related to FHMLC and FNMA preferred stock purchased in the fourth quarter of 2007 and first quarter of 2008 (of which 70% of the dividends are tax free), increased income from BOLI in the first quarter of 2008 as discussed above, and higher municipal interest income in the first quarter of 2008 as compared with the first quarter of 2007. As a result of the Company’s sustained pattern of profitability we expect our tax rate to remain near the level incurred for the current quarter. Deferred tax assets have increased primarily due to increases in our loan loss provision.
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

	For the Three Months Ended March 31,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$1,581,520	$27,573	7.00%	$1,022,556	$20,384	8.08%
Interest-earning deposits	5,415	40	2.97%	2,457	34	5.61%
Investment securities available for sale and trading securities:
Taxable	129,912	1,868	5.78%	81,698	908	4.51%
Tax-exempt	12,338	118	3.85%	7,849	70	3.62%
FHLB/FRB stock	16,027	262	6.57%	11,273	184	6.62%

Total interest-earning assets	1,745,212	29,861	6.88%	1,125,833	21,580	7.77%

Other assets	193,004			105,985

Total assets	$1,938,216			$1,231,818

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$456,039	3,070	2.71%	$269,062	2,256	3.40%
Time deposits	902,406	10,980	4.89%	554,723	6,874	5.03%
Short-term borrowings	29,740	296	4.00%	19,973	275	5.58%
Long-term borrowings	248,791	2,881	4.66%	167,540	2,136	5.17%

Total interest-bearing liabilities	1,636,976	17,227	4.23%	1,011,298	11,541	4.63%

Demand deposits	122,761			104,681
Other liabilities	12,970			5,184
Stockholders’ equity	165,509			110,655

Total liabilities and stockholders’ equity	$1,938,216			$1,231,818

Net interest income and interest rate spread		$12,634	2.65%		$10,039	3.15%

Net interest margin			2.91%			3.62%

Ratio of average interest-earning assets to average interest-bearing liabilities	106.62%			111.33%

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

	Three Months Ended
	March 31, 2008 vs. March 31, 2007
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$10,444	$(3,255)	$7,189
Interest-earning deposits	31	(25)	6
Investment securities available for sale and trading securities:
Taxable	615	345	960
Tax-exempt	41	7	48
Other interest and dividends	78	—	78

Total interest income	11,209	(2,928)	8,281

Interest expense:
Deposits:
Savings, NOW and money market	1,414	(600)	814
Time deposits	4,269	(163)	4,106
Short-term borrowings	116	(95)	21
Long-term borrowings	988	(243)	745

Total interest expense	6,787	(1,101)	5,686

Net interest income increase	$4,422	$(1,827)	$2,595

Liquidity and Capital Resources
The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and trading and investment securities available for sale. These funds, together with loan repayments and wholesale funding are used to make loans and to fund continuing operations. In addition, at March 31, 2008, the Bank had credit availability with the Federal Home Loan Bank of Atlanta (“FHLB”) of approximately $196.8 million, with $174.0 million outstanding; and federal funds lines of credit with other financial institutions in the amount of $121.5 million, from which no funds were outstanding at March 31, 2008.
Total deposits were $1.55 billion and $1.41 billion at March 31, 2008 and December 31, 2007, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits have been gathered (primarily associated with the loan production offices which are not allowed to gather deposits); the Company has relied heavily on time deposits, wholesale brokered deposits and borrowings as a source of funds. Time deposits are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At March 31, 2008 and December 31, 2007, time deposits represented 56.0% and 62.2%, respectively, of the Company’s total deposits. Time deposits of $100,000 or more represented 17.2% and 19.3%, respectively, of the Bank’s total deposits at March 31, 2008 and December 31, 2007. At March 31, 2008, the Company had $16.9 million in deposits from nineteen public units and $364.8 million in brokered deposits (of which $123.1 million or money market funds that are due on demand). Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit of the public units will renew upon maturity. Additionally, the Company’s liquidity policy allows for the Bank to utilize wholesale funding (either through the brokered deposit markets or borrowings) up to 50% of its assets. At March 31, 2008, the Company’s ratio of debt and brokered deposits to assets was 31.28%, allowing for additional wholesale funding and borrowings of approximately $373 million.
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
At March 31, 2008 and 2007, the Company’s Tier 1 leverage ratio was 9.05% and 11.40%, respectively. All capital ratios place the Company and the Bank in excess of the minimum required to be deemed well-capitalized by regulatory measures.
New Accounting Pronouncements
On March 19, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting. Under SFAS 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently evaluating the effects that SFAS 161 will have on the financial condition, results of operations, liquidity and the disclosures that will be presented in the consolidated financial statements.
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
Subsequent Event
Gateway Financial Holdings, Inc., the holding company for Gateway Bank & Trust Co., announced that its board of directors has approved a quarterly cash dividend of $0.08 per share. The dividend is payable on May 23, 2008 to shareholders of record at the close of business on May 9, 2008.
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

Part II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 6. Exhibits

Exhibit #	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.0	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.
Date: May 12, 2008	By:	/s/ D. Ben Berry
D. Ben Berry
President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ Theodore L. Salter
Theodore L. Salter
Senior Executive Vice President and Chief Financial Officer