Form 10-Q
period 2008-06-30
GATEWAY FINANCIAL HOLDINGS INC
filed 2008-08-11
CIK 1156953

United States Securities and Exchange Commission
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
(Address of principal executive office)
(757) 422-4055
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of August 7, 2008, 12,697,222 shares of the issuer’s common stock, no par value, were outstanding.

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31,
	(Unaudited)	2007*
	(in thousands, except share data)
ASSETS

Cash and due from banks	$33,606	$19,569
Interest-earning deposits in other banks	636	1,092
Trading securities	10,051	23,011
Investment securities available for sale, at fair value	139,831	126,750
Mortgage loans held for sale	6,012	5,624

Loans	1,745,995	1,516,777
Allowance for loan losses	(18,203)	(15,339)

NET LOANS	1,727,792	1,501,438

Accrued interest receivable	10,929	12,330
Stock in Federal Reserve Bank, at cost	6,098	5,348
Stock in Federal Home Loan Bank of Atlanta, at cost	10,954	10,312
Premises and equipment, net	73,714	73,614
Intangible assets, net	4,761	5,069
Goodwill	46,006	46,006
Bank-owned life insurance	40,947	26,105
Real estate owned	2,985	482
Other assets	13,403	11,435

TOTAL ASSETS	$2,127,725	$1,868,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand	$147,416	$123,885
Savings	26,436	16,685
Money market and NOW	672,097	385,838
Time	772,592	882,511

TOTAL DEPOSITS	1,618,541	1,408,919

Short-term borrowings	63,501	33,000
Long-term borrowings — $13,023 and $14,865 at fair value as of June 30, 2008 and December 31, 2007, respectively	273,761	249,102
Accrued expenses and other liabilities	8,238	12,757

TOTAL LIABILITIES	1,964,041	1,703,778

Stockholders’ Equity

Non-cumulative, perpetual preferred stock, $1,000 liquidation value per share, 1,000,000 shares authorized, 23,266 issued and outstanding at June 30, 2008 and December 31, 2007	23,182	23,182
Common stock, no par value, 30,000,000 shares authorized, 12,695,021 and 12,558,625 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	127,913	127,258
Retained earnings	16,684	14,991
Accumulated other comprehensive loss	(4,095)	(1,024)

TOTAL STOCKHOLDERS’ EQUITY	163,684	164,407

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$2,127,725	$1,868,185

*	Derived from audited consolidated financial statements.
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$26,957	$24,114	$54,530	$44,498
Trading account securities	136	349	404	861
Investment securities available for sale:
Taxable	1,800	1,123	3,400	1,519
Tax-exempt	116	116	234	186
Interest-earning bank deposits	11	138	51	172
Other interest and dividends	277	207	539	391

Total Interest Income	29,297	26,047	59,158	47,627

Interest Expense
Money market, NOW, and savings deposits	3,579	2,610	6,649	4,866
Time deposits	9,048	8,846	20,028	15,720
Short-term borrowings	140	543	436	818
Long-term borrowings	2,810	2,339	5,691	4,475

Total Interest Expense	15,577	14,338	32,804	25,879

Net Interest Income	13,720	11,709	26,354	21,748

Provision for Loan Losses	2,200	1,350	3,800	2,550

Net Interest Income After
Provision for Loan Losses	11,520	10,359	22,554	19,198

Non-Interest Income
Service charges on deposit accounts	1,146	998	2,052	1,875
Mortgage operations	875	733	1,638	1,665
Loss and net cash settlements on economic hedge	—	(948)	—	(759)
Gain on sale of securities available for sale	—	—	800	163
Gain (loss) from trading securities	(54)	(21)	(3)	259
Insurance operations	1,410	1,518	3,056	2,839
Brokerage operations	104	196	195	462
Income from bank-owned life insurance	445	267	843	528
Fair value gain on junior subordinate debentures	256	8	1,842	50
Other	659	366	1,296	684

Total Non-Interest Income	4,841	3,117	11,719	7,766

Non-Interest Expense
Personnel costs	7,412	5,726	14,778	10,985
Occupancy and equipment	2,455	2,007	4,873	3,817
Data processing fees	620	426	1,280	879
Other (Note 4)	3,268	2,258	6,250	4,262

Total Non-Interest Expense	13,755	10,417	27,181	19,943

Income Before Income Taxes	2,606	3,059	7,092	7,021

Income Tax Expense	646	1,040	2,009	2,488

Net Income	1,960	2,019	5,083	4,533

Dividend on preferred stock	506	—	1,012	—

Net Income Available to Common Shareholders	$1,454	$2,019	$4,071	$4,533

Net Income Per Common Share
Basic	$0.12	$0.17	$0.33	$0.40
Diluted	0.11	0.17	0.32	0.39
Weighted Average Common Shares Outstanding
Basic	12,535,189	11,608,656	12,519,089	11,301,222
Diluted	12,852,137	11,950,358	12,897,186	11,619,485
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other Com-	Total
	Preferred Stock		Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
	(in thousands, except share data)
Balance at December 31, 2007	23,266	$23,182	12,558,625	$127,258	$14,991	$(1,024)	$164,407

Cumulative-effect adjustment resulting from the adoption of EITF 06-4	—	—	—	—	(352)	—	(352)

Comprehensive income:
Net income	—	—	—	—	5,083	—	5,083
Other comprehensive loss, net of tax	—	—	—	—	—	(3,071)	(3,071)

Total comprehensive income	—	—					2,012

Issuance of restricted stock	—	—	95,000	—	—	—	—

Shares issued from options exercised	—	—	41,396	286	—	—	286

Stock based compensation related to restricted stock	—	—	—	234	—	—	234

Stock based compensation related to options	—	—	—	25	—	—	25

Tax benefits from the exercise of options	—	—	—	110	—	—	110

Cash dividends on:
Common stock ($0.16 per share)	—	—	—	—	(2,026)	—	(2,026)
Non-cumulative, perpetual preferred stock	—	—	—	—	(1,012)	—	(1,012)

Balance at June 30, 2008	23,266	$23,182	12,695,021	$127,913	$16,684	$(4,095)	$163,684

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)
Cash Flows from Operating Activities
Net income	$5,083	$4,533
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	309	465
Depreciation and amortization	2,160	1,289
Provision for loan losses	3,800	2,550
Proceeds from the sale of real estate owned	68	—
Gain on sale of real estate owned	(16)	—
Valuation loss related to real estate owned	35	—
Market value loss on economic hedge	—	193
Gain on sale of investment securities available for sale	(800)	(163)
(Gain) loss from trading securities	3	(259)
Gain from fair value on junior subordinated debt	(1,842)	(50)
Stock based compensation	259	199
Proceeds from sale of loans	3,971	—
Gain on sale of loans	(347)	—
Proceeds from sale of mortgage loans held for sale	85,967	98,811
Mortgage loan originations held for sale	(86,355)	(93,520)
Income on bank-owned life insurance	(843)	(528)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,401	(1,278)
Increase in other assets	(45)	(3,471)
Decrease (increase) in accrued expenses and other liabilities	(4,871)	1,630

Net Cash Provided by Operating Activities	7,937	10,401

Cash Flows from Investing Activities
Cash received (paid) from investment securities available for sale transactions:
Purchases	(57,482)	(89,640)
Maturities	6,045	3,367
Sales	34,004	22,269
Cash received (paid) from trading securities for sale transactions:
Purchases	(25,148)	(69,962)
Maturities	23,000	—
Sales	—	42,337
Calls	15,000	—
Cash and cash equivalents acquired with The Bank of Richmond acquisition	—	17,974
Cash paid for subsidiary acquisition	—	(445)
Cash paid through June 30, 2007 for The Bank of Richmond acquisition	—	(14,636)
Purchase of bank-owned life insurance	(14,000)	—
Net increase in loans	(236,368)	(197,595)
Proceeds from sale of premises and equipment	702	—
Purchases of premises and equipment	(2,698)	(5,007)
Redemption (purchase) of FHLB stock	(642)	1,270
Purchase of FRB stock	(750)	(75)

Net Cash Used by Investing Activities	(258,337)	(290,143)

Cash Flows from Financing Activities
Net increase in deposits	209,622	309,934
Net increase in short-term borrowings	30,501	27,567
Net increase (decrease) in long-term borrowings	26,500	(19,176)
Cash dividends paid	(3,038)	(1,435)
Tax benefit of options exercised	110	10
Repurchase of common stock	—	(1,361)
Proceeds from the exercise of stock options	286	27
Proceeds from the issuance of common stock	—	286

Net Cash Provided by Financing Activities	263,981	315,852

Net Increase in Cash and Cash Equivalents	13,581	36,110
Cash and Cash Equivalents, Beginning	20,661	26,794

Cash and Cash Equivalents, Ending	$34,242	$62,904

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)
Supplemental disclosure of cash flow information:
Transfer to REO	$2,590	$350
Investment securities transferred from available for sale to trading	$—	$51,012
Cash obligation still to be paid for The Bank of Richmond acquisition	$—	$11,776

Merger acquisition of subsidiary company:
Fair value of assets acquired	$—	$217,957
Fair value of liabilities assumed	$—	$179,593

Common stock issued and stock options assumed	$—	$29,792
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
The Bank is engaged in general commercial and retail banking in Eastern and Central North Carolina and in the Richmond, Lynchburg, Charlottesville, and Tidewater areas of Virginia, operating under state banking laws and the rules and regulations of the Federal Reserve System and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.
The Bank has four wholly-owned subsidiaries: Gateway Bank Mortgage, Inc., which began operations during the second quarter of 2006, whose principal activity is to engage in originating and processing mortgage loans; Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services; Gateway Title Agency, Inc., acquired in January 2007, with offices in Newport News, Hampton, and Virginia Beach, Virginia, whose principal activity is to engage in title services for real estate transactions; and Gateway Insurance Services, Inc., an independent insurance agency with offices in Edenton, Hertford, Elizabeth City, Moyock, Plymouth, and Kitty Hawk, North Carolina and Chesapeake and Newport News, Virginia. For reporting purposes, Gateway Title and Gateway Insurance are combined.
The Company formed Gateway Capital Statutory Trust I in 2003, Gateway Capital Statutory Trust II in 2004, Gateway Capital Statutory Trust III in May 2006, and Gateway Capital Statutory Trust IV in May 2007, all four of which are wholly owned by the Company to facilitate the issuance of trust preferred securities totaling $8.0 million, $7.0 million, $15.0 million, and $25.0 million, respectively. Our 2004 adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, resulted in the deconsolidation of Gateway Capital Statutory Trust I and II. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts were included in long-term borrowings and the Company’s equity interest in the trusts was included in other assets. The deconsolidation of the trusts did not materially impact net income.
Generally, trust preferred securities qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Board of Governors of the Federal Reserve issued the final rule that retains the inclusion of trust preferred securities in Tier 1 capital of bank holding companies but with stricter quantitative limits and clearer qualitative standards. After a transition period, under the new rule which will become effective as of March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.
All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of a normal recurring nature) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.
The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.
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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation (Continued)
In 2006 the Emerging Issues Task Force issued EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in Statement 106 or Opinion 12, as appropriate. This issue is applicable for interim or annual reporting periods beginning after December 15, 2007. The Company adopted the provisions of EITF Issue 06-4 effective January 1, 2008, and as a result had to establish an initial liability of approximately $352,000, which in accordance with the standard was recorded as a cumulative-effect adjustment, reducing retained earnings as of January 1, 2008. Additionally, the adoption of the issue resulted in increased personnel costs of approximately $30,000 and $61,000, respectively, for the three and six months ended June 30, 2008.
In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB No. 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB No. 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The impact of SAB No. 109 accelerated the recognition of the estimated fair value of the servicing inherent in the loan to the commitment date. The adoption of SAB No. 109 resulted in increased revenues of approximately $45,000 for the three and six months ended June 30, 2008.
Note 2 — Stock Compensation Plans
Effective January 1, 2006, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash flows rather than as a reduction of taxes paid, which is included within operating cash flows.
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
The Company had four share-based compensation plans in effect at June 30, 2008. The compensation cost that has been charged against income for those plans was approximately $130,000 and $259,000 for the three and six months ended June 30, 2008, respectively. The compensation cost that has been charged against income for those plans was approximately $117,000 and $199,000 for the three and six months ended June 30, 2007, respectively. The Company recorded a deferred tax benefit in the amount of $50,000 and $100,000 related to share-based compensation for the three and six months ended June 30, 2008, respectively; and $44,000 and $75,000 during the three and six months ended June 30, 2007, respectively.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2 — Stock Compensation Plans (Continued)
During 1999 the Company adopted, with shareholder approval, an Incentive Stock Option Plan (the “Employee Plan”) and a Nonstatutory Stock Option Plan (the “1999 Director Plan”). During 2001 the Company increased, with shareholder approval, the number of shares available under its option plans. In 2002, the Company increased, with shareholder approval, the number of shares available under the Employee Plan. The Company also adopted a 2001 Nonstatutory Stock Option Plan. On November 24, 2004, the Company adopted a 2005 Omnibus Stock Ownership and Long-Term Incentive Plan (the “Omnibus Plan”) providing for the issuance of up to 726,000 shares of common stock under the terms of the Omnibus Plan, approved by the shareholders at the annual shareholder meeting. All options granted prior to November 2004 to non-employee directors vested immediately at the time of grant, while other options from this pool vest over a four-year period with 20% vesting on the grant date and 20% vesting annually thereafter. Options granted from the pool of shares made available on November 24, 2004 to non-employee directors vested immediately at the time of the grant, while options from this pool granted to employees vested 50% at the time of the grant and 50% the following year. During the year ended December 31, 2006, the Company granted 166,500 nonstatutory options which will vest at 20% per year beginning the month following the quarter in which the Company achieves a ROA of 1%. During the first half of 2007, the Company granted 500 nonstatutory options with the same vesting criteria as in 2006. The Company granted 20,000 options during the first half of 2008, which will vest 20% per year beginning on the first anniversary date of the grant. The Company granted 100,000 shares of restricted stock during the first half of 2008 that vest over a five-year period.
The Company assumed, as a result of the acquisition of The Bank of Richmond, the 1999 BOR Stock Option Plan, which was adopted by the Board of Directors of The Bank of Richmond as of June 2, 1999. The plan provides for the issuance of up to 601,237 shares of common stock of which 369,048 were outstanding and fully vested as of June 30, 2008.
All unexercised options expire ten years after the date of grant. All references to options have been adjusted to reflect the effects of stock splits. The exercise price of all options granted to date under these plans range from $3.95 to $16.53.
The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company has assumed a volatility rate of 17.14% to 21.75%, an expected life of 7 years, interest rates of 4.66% to 3.40%, and a dividend yield of 1.50% in the Black Scholes computation related to the options granted for the xix months ended June 30, 2007 and 2008. The Company granted 500 nonqualifying stock options during the six months ended June 30, 2007, and the Company granted 20,000 stock options during the six months ended June 30, 2008.
A summary of option activity under the stock option plans as of and for the period ended June 30, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2007	1,871,986	$9.59	4.80 Years
Exercised	(7,360)	5.79
Authorized	—	—
Forfeited	(60,200)	14.74
Granted	—	—

Outstanding at March 31, 2008	1,804,426	9.43	4.46 Years	$4,817,859
Exercised	(34,036)	7.13
Authorized	—	—
Forfeited	—	—
Granted	20,000	10.30

Outstanding at June 30, 2008	1,790,390	$9.48	4.34 Years	$1,854,360

Exercisable at June 30, 2008	1,611,286	$8.96	3.88 Years	$1,854,360

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2 — Stock Compensation Plans (Continued)
For the three and six months ended June 30, 2008, employees exercised 34,036 and 41,396 options, respectively, with the intrinsic value of options exercised of approximately $125,200 and $158,020. There were 2,544 options exercised with an intrinsic value of $14,000 for the three and six months ended June 30, 2007. Cash received from option exercises for the three and six months ended June 30, 2008 was $242,700 and $285,700, respectively. The actual tax benefit in stockholders’ equity realized for the tax deductions from exercise of stock options for the three and six months ended June 30, 2008 was $93,000 and $110,000, respectively. The fair value of options that contractually vested during the three and six months ended June 30, 2008 was $-0- and $4,200, respectively. The fair value of options vested during the three and six months ended June 30, 2007 was $12,000 and $31,000, respectively.
The 100,000 shares of restricted stock granted during the first half of 2008 have a vesting period of five years (20% per year). For the six months ended June 30, 2008, 6,367 shares with a fair value of $91,706 vested. No restricted stock vested over the six months ended June 30, 2007.
A summary of restricted stock outstanding during the first six months of 2008 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding at December 31, 2007	61,500	$14.60
Granted	90,000	10.61
Vested	(6,367)	14.40

Non-vested outstanding at March 31, 2008	145,133	12.13
Granted	10,000	7.70
Forfeited	(5,000)	15.30

Non-vested outstanding at June 30, 2008	150,133	$11.70

As of June 30, 2008, there was $1.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. The cost expected to be recognized for the remaining quarters of 2008 and for the years ended 2009, 2010, 2011, 2012, 2013, and 2014 is $277,000, $534,000, $354,000, $305,000, $296,000, $81,000, and $17,000, respectively.
The Company funds the stock option exercises and restricted stock grants from its authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans.
Note 3 — Commitments
In the normal course of business, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. The following table reflects commitments of the Company outstanding as of June 30, 2008.

	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Undisbursed home equity credit lines	$69,105	$69,105	$—	$—	$—
Other commitments and credit lines	302,289	302,289	—	—	—
Undisbursed portion of construction loans	46,529	46,529	—	—	—
Lease obligations	19,129	1,599	2,835	2,349	12,346
Commitments to originate mortgage loans, fixed and variable	14,756	14,756	—	—	—
Standby letters of credit	19,368	19,368	—	—	—

Total other commitments	$471,176	$453,646	$2,835	$2,349	$12,346

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3 — Commitments (Continued)
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
Note 4 — Other Non-Interest Expense
The major components of other non-interest expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Advertising and promotion	$241	$234	$454	$382
Professional services	445	314	861	641
FDIC insurance	272	156	510	181
Franchise and sales and use tax	303	224	621	424
Amortization of intangibles	155	90	309	208
Postage, printing, and office supplies	602	404	1,126	770
Other	1,250	836	2,369	1,656

	$3,268	$2,258	$6,250	$4,262

Note 5 — Comprehensive Income
A summary of comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$1,960	$2,019	$5,083	$4,533

Other comprehensive loss
Securities available for sale:
Unrealized holding losses on available-for-sale securities	(4,436)	(2,735)	(4,194)	(3,130)
Tax effect	1,708	1,057	1,615	1,205
Reclassification of gains recognized in net income	—	—	(800)	(163)
Tax effect	—	—	308	61

Total other comprehensive loss	(2,728)	(1,678)	(3,071)	(2,027)

Comprehensive income (loss)	$(768)	$341	$2,012	$2,506

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6 — Per Share Results
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock and are determined using the treasury stock method. The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average outstanding shares used for basic EPS	12,535,189	11,608,656	12,519,089	11,301,222

Plus incremental shares from assumed exercise of:
Stock options	313,339	284,852	329,067	271,600
Restricted stock	3,609	56,850	49,030	46,663

Weighted average outstanding shares used for diluted EPS	12,852,137	11,950,358	12,897,186	11,619,485

The Board declared quarterly cash preferred stock dividends of $506,000 for the first and second quarters of 2008, payable in April and June 2008. The second quarter preferred stock dividend was deducted from the three months ended June 30, 2008 net income, and the aggregate preferred stock dividends of $1.01 million were deducted from six months ended June 30, 2008 net income in the computation of basic and diluted earnings per share. No adjustments were required to be made to net income, in the computation of diluted earnings per share for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2008, there were 808,770 and 799,320 options, respectively; and for the three and six months ended June 30, 2007, there were 314,750 options that were antidilutive since the exercise price for these options exceeded the average market price of the Company’s common stock for the respective periods.
Note 7 — Business Segment Reporting
In addition to its banking operations, the Company has three other reportable segments: Gateway Bank Mortgage, Inc., a mortgage company whose principal activity is to engage in originating and processing mortgage loans; Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services; and its insurance operations consisting of Gateway Insurance Services, Inc., an independent insurance agency, and Gateway Title Agency, Inc., an independent title company. Set forth below is certain financial information for each segment and in total (in thousands).

	Total	Elimination	Banking	Mortgage	Brokerage	Insurance
Total Assets at
June 30, 2008	$2,127,725	$—	$2,110,690	$6,297	$939	$9,799

Total Assets at
June 30, 2007	$1,749,258	$—	$1,728,668	$10,640	$779	$9,171

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 7 — Business Segment Reporting (Continued)

	Total	Elimination	Banking	Mortgage	Brokerage	Insurance
Three Months Ended June 30, 2008

Net interest income	$13,720	$90	$13,594	$32	$—	$4
Non-interest income	4,841	—	2,441	871	104	1,425

Total income	$18,561	$90	$16,035	$903	$104	$1,429

Net income	$1,960	$90	$1,506	$19	$32	$313

Three Months Ended June 30, 2007

Net interest income	$11,709	$115	$11,578	$11	$—	$5
Non-interest income	3,117	—	698	705	196	1,518

Total income	$14,826	$115	$12,256	$716	$196	$1,523

Net income	$2,019	$115	$1,531	$25	$44	$304

Six Months Ended June 30, 2008

Net interest income	$26,354	$165	$26,148	$34	$—	$7
Non-interest income	11,719	—	6,819	1,634	195	3,071

Total income	$38,073	$165	$32,967	$1,668	$195	$3,078

Net income (loss)	$5,083	$165	$3,993	$(22)	$59	$888

Six Months Ended June 30, 2007

Net interest income	$21,748	$245	$21,470	$26	$—	$7
Non-interest income	7,766	—	2,828	1,637	462	2,839

Total income	$29,514	$245	$24,298	$1,663	$462	$2,846

Net income	$4,533	$245	$3,229	$276	$131	$652

Note 8 — Securities Available for Sale
The amortized cost of the Company’s securities available for sale and their fair values were as follows at the dates indicated:

	June 30,	December 31,
	2008	2007
	(in thousands)
Amortized Cost	$146,491	$128,416
Gross unrealized losses	(6,786)	(2,455)
Gross unrealized gains	126	789

Fair Value	$139,831	$126,750

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, to determine if an other-than-temporary impairment (“OTTI”) exists pursuant to guidelines established in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 8 — Securities Available for Sale (Continued)
In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in stockholders’ equity) and not recognized in income until the security is ultimately sold.
Included in securities available for sale at June 30, 2008 were 800,000 shares of Freddie Mac (“FHLMC”) 8.375% Series Z preferred stock with an amortized cost of $20.2 million and 800,000 shares of Fannie Mae (“FNMA”) 8.25% Series S preferred stock with an amortized cost of $20.2 million. The market value of these FHLMC and FNMA securities at June 30, 2008 resulted in a loss of $532,000 and a loss of $1.1 million, respectively. The difference between the aggregate amortized cost of these securities and the aggregate market value yields an unrealized loss of $1.6 million, or $993,000 after taxes. Additionally, the securities available for sale at June 30, 2008 included investments in several community bank stocks with an aggregate cost of $8.0 million with the market value of these securities at June 30, 2008 resulting in a loss of $3.4 million, or $2.1 million after taxes.
During the second quarter of 2008, the market for preferred stock issued by FHLMC and FNMA and the overall market sentiment towards bank stocks weakened. The quoted market prices for the preferred stocks have been volatile in recent months. In addition, uncertainties continue to exist with respect to the financial condition of FHLMC and FNMA, and these uncertainties and general market and economic conditions have resulted in further material declines in the quoted market prices for these preferred stocks since June 30, 2008. Management has evaluated the unrealized losses associated with the preferred stocks and the community bank investments as of June 30, 2008, and, in management’s belief, the unrealized losses are temporary and will recover in a reasonable amount of time. However, factors discussed above and other circumstances may make it possible that these securities could require the recording of other-than-temporary impairment losses in one or more future reporting periods. For further information see “Part II. Item 1A. Risk Factors” of this Form 10-Q.
At June 30, 2008, the Company’s other available-for-sale securities with an unrealized loss position were, in management’s belief, primarily due to differences in market interest rates as compared to those of the underlying securities. Management does not believe any of these securities are other-than-temporarily impaired. At June 30, 2008, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.
Note 9 — Derivatives
The Company had a $150.0 million stand-alone derivative financial instrument that was entered into on December 30, 2005. The derivative financial instrument was in the form of an interest rate swap agreement, which derived its value from underlying interest rates. The Company used this interest rate swap agreement to effectively convert a portion of its variable rate loans to a fixed rate. These transactions involved both credit and market risk. The notional amount is the amount on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that changes in the fair value of derivative financial instruments that are not designated or do not qualify as hedging instruments be reported as an economic gain or loss in non-interest income.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 9 — Derivatives (Continued)
For the three and six months ended June 30, 2007, a loss of $663,600 and $192,900, respectively, was recorded related to the change in the fair value of the interest rate swap agreement. Additionally, this agreement required the Company to make monthly payments at a variable rate determined by a specified index (prime rate as stated in Publication H-15) in exchange for receiving payments at a fixed rate. These net cash monthly settlements are also recorded as non-interest income in the period to which they relate. For the three and six months ended June 30, 2007, the interest rate swap cash settlements decreased non-interest income by $290,700 and $571,900, respectively. On September 11, 2007, the Company terminated its position in the stand-alone derivative and received a $115,000 termination fee from the counterparty, and therefore, there was no gain or loss reported from the derivative financial instrument for the three and six months ended June 30, 2008. The Company had been exposed to credit related losses in the event of nonperformance by the counterparty to this agreement until it was terminated. The Company controlled the credit risk of its financial contracts through credit approvals, limits, and monitoring procedures, and did not expect the counterparty to fail their obligations. The Company had been required to provide collateral in the form of U. S. Treasury Securities of $2.0 million to the counterparty based on the evaluation of the market value of the agreement. The Company received back its collateral when the financial instrument was terminated.
Note 10 — Fair Value Measurement
Effective January 1, 2007, the Company elected early adoption of SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS No. 157, which was issued in September 2006, establishes a framework for using fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Company selected the fair value measurement option for various pre-existing financial assets and liabilities, including certain short-term investment securities used primarily for liquidity and asset liability management purposes in the available-for-sale portfolio totaling approximately $51.0 million and junior subordinated debentures issued to unconsolidated capital trusts of $15.5 million. The initial fair value measurement of these items resulted in, approximately, a $1.2 million cumulative-effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007. Under SFAS No. 159, this one-time charge was not recognized in earnings.
The investment securities selected for fair value measurement are classified as trading securities because they are held principally for resale in the near term and are reported at fair value in the consolidated balance sheets at June 30, 2008 and 2007. Interest and dividends are included in net interest income. Unrealized gains and losses are reported as a component in non-interest income. The Company recorded trading losses of approximately $54,000 and $3,000 for the three and six months ended June 30, 2008, respectively, compared with a loss of $21,000 for the three months ended June 30, 2007 and a gain of $259,000 for the six months ended June 30, 2007. Additionally, the Company recorded gains of $256,000 and $1.8 million related to the change in fair value of the junior subordinated debentures during the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, the Company recorded gains of $8,000 and $50,000, respectively, related to the change in the fair value of the junior subordinated debentures. These gains were recorded as a component of non-interest income.
The Company chose to elect fair value measurement for these specific assets and liabilities because they have a positive impact on the Company’s ability to manage the market and interest rate risks and liquidity associated with certain financial instruments (primarily investments with short durations and low market volatility), improve its financial reporting, mitigate volatility in reported earnings without having to apply complex hedge accounting rules, and remain competitive in the marketplace. The Company has chosen not to elect fair value measurement for municipal securities, corporate equity securities and bonds, longer term duration mortgage-backed securities, and held-to-maturity investments.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 10 — Fair Value Measurement (Continued)
Below is a table that presents the cumulative — effect adjustment to retained earnings for the initial adoption of the fair value option (“FVO”) for the elected financial assets and liabilities as of January 1, 2007:

	Balance Sheet		Balance Sheet
	1/1/07 prior	Net Gain/ (Loss)	1/1/07 after
Description	to adoption	upon adoption	adoption of FVO
	(in thousands)
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
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 securities include common and preferred stock of publicly traded companies and were valued based on the price of the security at the close of business on June 30, 2008.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets. Valuations are based on observable market data in those markets. Level 2 securities include U.S. Treasury, other U.S. government and agency mortgage-backed securities, and corporate and municipal bonds.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models, and similar techniques; they are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. Level 3 financial instruments include economic hedges and junior subordinated debentures. The Company obtains pricing for these instruments from third parties who have experience in valuing these type of securities. Additionally, beginning in 2008, the Company classified interest rate lock commitments on residential mortgage loans held for sale, which are derivatives under SFAS No. 133, on a gross basis within other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect an estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of SAB No. 109, we recorded an other asset of $45,000 at June 30, 2008. Because the inputs into the fair value of the locked loan commitments are not transparent in market trades, they are considered to be Level 3 assets in the valuation hierarchy.
The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities that were elected under SFAS No. 159 as well as for certain assets and liabilities in which fair value is the primary basis of accounting.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 10 — Fair Value Measurement (Continued)
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

					Changes in Fair Values for the
					6-Month Period Ended June 30, 2008
		Fair Value Measurements at			for Items Measured at air Value Pursuant to
		June 30, 2008, Using			Election of the Fair Value Option (*)
									Total
									Changes in
		Quoted Prices	Significant						Fair Value
	Assets/Liabilities	in Active	Other	Significant	Trading	Other		Consolidated	Included in
	Measured at	Markets for	Observable	Unobservable	Gains	Gains	Interest	Expense	Current
	Fair Value	Identical Assets	Inputs	Inputs	and	and	Income	on Long-	Period
Description	6/30/2008	(Level 1)	(Level 2)	(Level 3)	Losses	Losses	on Loans	term Debt	Earnings
Trading securities	$10,051	$—	$10,051	$—	$(3)	$—	$—	$—	$(3)
Available-for-sale securities	139,831	43,386	96,445	—	—	—	—	—	—
Junior subordinated debentures	13,023	—	—	13,023	—	1,842	—	—	1,842
Written loan commitments	45	—	—	45	—	45	—	—	45

(*)	Comparisons to the three and six months ended June 30, 2007 have been made in the second paragraph of this note as well as Note 8.
The Company evaluates other assets and liabilities for which fair value accounting is used on a non-recurring basis. These assets and liabilities include goodwill, loans held for sale, impaired loans, and real estate owned of $46.0 million, $6.0 million, $18.2 million, and $3.0 million, respectively, at June 30, 2008. There was a fair value loss of $35,000 in the first half of 2008 related to the real estate owned. The balance in impaired loans increased $1.3 million and $3.0 million for the three and six months ended June 30, 2008, respectively. The estimated valuation allowance related to the impaired loans used in determining the Company’s allowance for loan losses increased $428,000 and $505,000 for the three and six months ended June 30, 2008 (see further discussion below). There were no other fair value adjustments related to these assets and liabilities for the three and six months ended June 30, 2008 and 2007.
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
Real estate owned is adjusted to fair value upon transfer of the loans to real estate owned. Subsequently, real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the real estate owned as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. All of the real estate owned at June 30, 2008 was evaluated based on appraised values of the underlying collateral.
Loans held for sale on the consolidated balance sheets are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 10 — Fair Value Measurement (Continued)
Goodwill and identified intangible assets are subject to impairment testing at least annually on June 30 or more frequently if events or circumstances indicate possible impairment. The Company uses various valuation methodologies including multipliers of earnings and tangible book value and projected cash flow valuation methods in the completion of impairment testing. These valuation methods require a significant degree of management judgment. In the event this valuation is less than the carrying value, the asset is recorded at fair value as determined by the valuation model.
As a result of the recent decline in the Company’s stock price, which is typical for financial institutions nationwide that have been affected by the slowing economy and credit issues, the market value of the Company’s stock was below the book value as of June 30, 2008. In management’s opinion, the price of the stock at June 30, 2008 is not reflective of the current fair value of the Company or any of its separate reporting units. Management used valuation methodologies as discussed above to support the fair value of the Company and concluded that the goodwill recorded on the books at June 30, 2008 is properly valued and has not been impaired. This conclusion is dependent on the Company’s 2008 and 2009 earnings and capital projections and will be reviewed quarterly. The Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.
Junior subordinated debentures are included in long-term borrowings in the consolidated balance sheet as of June 30, 2008. Approximately $41.2 million of other junior subordinated debentures, $169.0 million of FHLB advances, $20.0 million of reverse repurchase agreements, and $30.5 million of other borrowings are included in long-term borrowings that were not elected for the fair value option.
NOTE 11 — Acquisitions
The Bank of Richmond Transaction
On June 1, 2007, the Company completed the acquisition of The Bank of Richmond, a Richmond, Virginia based bank with approximately $197 million in assets, operating six financial centers in the Richmond area and a loan production office in Charlottesville, Virginia. The Bank of Richmond acquisition further enhances the Company’s geographic footprint and provides a meaningful presence in the demographically attractive Richmond market.
Pursuant to the terms of the acquisition, the Company purchased 100% of the outstanding stock of The Bank of Richmond with a combination of cash and Company stock. The aggregate purchase price was $56.6 million including approximately $1.1 million of transaction costs. The Company issued approximately 1.85 million shares of the Company’s common stock, assumed outstanding The Bank of Richmond stock options valued at approximately $3.6 million, and paid approximately $25.6 million in cash to The Bank of Richmond shareholders for the approximate 1.72 million of The Bank of Richmond shares outstanding. The overall exchange for stock was limited to 50% of The Bank of Richmond common stock, using an exchange ratio of 2.11174 of the Company stock for every share of The Bank of Richmond stock. The value of the common stock exchanged was determined based on the average market price of the Company’s common stock over the 10-day period ended May 21, 2007.
The acquisition transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of The Bank of Richmond were recorded based on estimated fair values as of June 1, 2007 with the estimate of goodwill being subject to possible adjustments during the one-year period from that date. Goodwill will not be amortized but will be tested for impairment in accordance with SFAS 142. None of the goodwill is expected to be deductible for income tax purposes. The consolidated financial statements include the results of operations of The Bank of Richmond since June 1, 2007.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 11 — Acquisitions (Continued)
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

The core deposit intangible is being amortized on the straight-line basis over a ten-year life. The amortization method and valuation of the core deposit intangible are based upon a historical study of the deposits acquired. Premiums and discounts that resulted from recording The Bank of Richmond assets and liabilities at their respective fair values are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The net amortization increased net income before taxes by $24,000 and $48,000 for the three and six months ended June 30, 2008.
The following unaudited pro forma financial information presents the combined results of operations of the Company and The Bank of Richmond as if the acquisition had occurred as of January 1, 2007 after giving effect to certain adjustments, including amortization of the core deposit intangible, fair value premium and discounts, and additional financing necessary to complete the transaction.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net interest income	$13,720	$12,805	$26,354	$24,402
Non-interest income	4,841	3,321	11,719	8,224
Total revenue	18,561	16,126	38,073	32,626
Provision for loan losses	2,200	1,750	3,800	3,066
Acquisition related charges	—	2,286	—	2,286
Non-interest expense	13,755	11,593	27,181	22,358
Income before taxes	2,606	497	7,092	4,916
Net income	1,960	117	5,083	2,946

Net income per common share:
Basic	$0.12	$0.01	$0.33	$0.23
Diluted	0.11	0.01	0.32	0.22

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 11 — Acquisitions (Continued)
Other Acquisitions
During January 2007, the Bank completed the acquisition of Breen Title & Settlement, Inc., an independent title agency with offices located in Newport News, Hampton, and Virginia Beach, Virginia. A summary of the purchase price and the assets acquired is as follows (in thousands):

Purchase price:
Portion paid in cash	$445
Issuance of common stock	425

Total purchase price	$870

Assets acquired:
Property and equipment	$15
Goodwill	855

Total assets acquired	$870

It is anticipated that the goodwill related to the acquisition of Breen Title & Settlement, Inc. is tax deductible. The pro forma impact of the acquisition presented as though it had been made at the beginning of the period is not considered material to the Company’s consolidated financial statements.
NOTE 12 — Income Taxes
In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 with no material impact to its financial position, results of operations, or cash flows.
NOTE 13 — Reclassification
Certain amounts presented in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. The reclassifications had no effect on the net income or total stockholders’ equity as previously reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to our financial condition, results of operations, and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; acquisition regulatory approval; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, and other announcements described in our filings with the SEC.
Financial Condition at June 30, 2008 and December 31, 2007
The Company continued its pattern of steady growth during the first half of 2008 with total assets increasing by $259.5 million or 13.9% to $2.13 billion at June 30, 2008 from $1.87 billion at December 31, 2007. This growth was principally driven by increased loans from our franchise expansion, in particular Raleigh and Wilmington, North Carolina and the Hampton Roads area and Richmond, Virginia. The economies in these markets have remained steady over the first half of the year and the Bank’s loan pipeline continues to reflect consistent demand in these markets.
Total loans increased by $229.2 million or 15.1% from $1.52 billion at December 31, 2007 to $1.75 billion at June 30, 2008. Commercial loans represented the majority of the growth over the first half of the year, with construction, acquisition, and development loans increasing $63.2 million or 27.5%; commercial real estate loans increasing $78.0 million or 34.0%; and commercial and industrial loans increasing $40.4 million or 17.6%. As a percent of total loans, commercial loans represent approximately 78% of loans outstanding at June 30, 2008. Construction, acquisition, and development loans represent 38.1% of loans outstanding at June 30, 2008 down from 39.7% at December 31, 2007.
The Company has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks and investment securities available for sale and trading, were $184.1 million or 8.7% of total assets at June 30, 2008 as compared to $170.4 million or 9.1% of total assets at December 31, 2007. Additionally, the Company had $24.2 million of borrowing availability from the Federal Home Loan Bank of Atlanta (“FHLB”) and $58 million of borrowing availability on its federal funds lines of credit with correspondent banks at June 30, 2008.
Funding for the growth in assets and loans during the period was provided by an increase in deposits of $209.6 million to $1.62 billion. Of this increase, $95.8 million was the result of a net increase in brokered deposits. Non-interest-bearing demand deposits increased by 19.0% or $23.5 million to $147.4 million from the $123.9 million balance at December 31, 2007.
Savings, money market, and NOW accounts increased by 73.5% or $296.0 million to $698.5 million from the $402.5 million balance at December 31, 2007. Of this increase $192.5 million was represented by brokered money market accounts. These brokered money market accounts carry an average interest rate of 16 basis points over the federal funds rate and were used to replace higher cost brokered CD’s that matured during the first half of the year and to fund a portion of our growth during the first half of 2008. These deposits have been less expensive than retail deposits and have acted as a natural hedge to our variable rate loan portfolio during the falling rate environment that we have experienced during the period. The remaining increase of $103.5 million in these accounts has resulted from the maturing of our branch network, especially those financial centers opened over the past year in Wilmington, the Raleigh Triangle area, and Richmond. Additionally, we have introduced new money market products and have run money market “specials” during the first half of the year in new market areas that have been very successful as well as our low cost business checking and commercial sweep programs.
Time deposits aggregated $772.6 million at June 30, 2008 as compared to $882.5 million at December 31, 2007. This decrease of $109.9 million was primarily the result of replacing $96.7 million of maturing brokered CD’s with the above mentioned brokered money market account and consciously allowing non-relationship, higher-cost CD’s to run-off as they matured during the period and replacing them with the above discussed money market accounts. Time deposits of more than $100,000 were $280.5 million or 17.3% of total deposits at June 30, 2008 as compared with $271.3 million or 19.3% of total deposits at December 31, 2007.

The Company continued using brokered deposits to fund growth and manage interest rate sensitivity. The total brokered deposits increased to $321.7 million as of June 30, 2008 compared to $225.9 million at December 31, 2007. As a percentage of total deposits, our brokered deposits increased to 19.9% of total deposits as compared to 16.0% at December 31, 2007. Brokered deposits have been used primarily to fund loan growth in our loan production offices in Wilmington (now a full financial center), Greenville, Chapel Hill (now a full financial center), and Wake Forest, North Carolina and Charlottesville, Virginia (now a full financial center). Loans for these offices aggregated $292.5 million at June 30, 2008, and the offices that have been converted to full financial centers have generated $40.8 million in deposits over the past 12 months.
Net borrowings increased $55.2 million during the first half of the year, primarily as a result of purchasing $30.5 million of federal funds from correspondent banks and incurring $20 million of junior subordinated debt during the second quarter with a bank that qualifies as regulatory Tier 2 capital. For further information related to the junior subordinated debt, see “Part II. Item 6. Exhibit 10.1 — Loan and Subordinated Debenture Purchase Agreement” of this Form 10-Q. Advances from the FHLB aggregated $169.0 million (all of which was long-term) at June 30, 2008, which was unchanged from the beginning of the year.
Total stockholders’ equity decreased $723,000 to $163.7 million from December 31, 2007 primarily as a result of $5.08 million of net income for the period that was more than offset by cash dividends of approximately $3.04 million paid on its common and preferred stock and an increase in accumulated other comprehensive loss of $3.07 million, which resulted from a decrease in the fair value of the Company’s available-for-sale securities during the first half of the year. The capital ratios of the Company and the Bank continue to be in excess of the minimums required to be deemed well-capitalized by regulatory authorities.
Asset Quality
An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Balance at beginning of period	$16,829	$10,189	$15,339	$9,405

Provision charged to operations	2,200	1,350	3,800	2,550

Charge-offs	(830)	(329)	(953)	(755)
Recoveries	4	8	17	18

Net charge-offs	(826)	(321)	(936)	(737)

Allowance acquired from The Bank of Richmond acquisition	—	2,122	—	2,122

Balance at end of period	$18,203	$13,340	$18,203	$13,340

The table below sets forth, for the periods indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets. The accounting estimates for loan loss are subject to changing economic conditions.

	June 30,	December 31,
	2008	2007
	(in thousands)
Nonaccrual loans	$7,056	$3,407
Restructured loans	—	—

Total nonperforming loans	7,056	3,407
Real estate owned	2,985	482

Total nonperforming assets	$10,041	$3,889

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	18,203	15,339
Nonperforming loans to period end loans	0.40%	0.22%
Allowance for loan losses to period end loans	1.04%	1.01%
Nonperforming assets to total assets	0.47%	0.21%
A further break-down of nonaccrual loans at June 30, 2008 by geographic region and type are as follows:

Geographic Region:		% of non-accruals	# of accounts
Albemarle	$987,000	13.99%	8
Hampton Roads	1,744,000	24.72%	3
Outer Banks	2,628,000	37.24%	14
Wilmington	1,469,000	20.82%	3
Richmond	3,000	0.04%	1
Raleigh Triangle	143,000	2.03%	1
Other	82,000	1.16%	1

Total nonaccrual loans	$7,056,000	100.00%	31

Loan Type:		% Loans Outstanding	# of accounts
HELOC	$1,250,000	1.05%	7
1 - 4 Family	2,560,000	1.07%	8
Const & Development	2,624,000	0.40%	7
CRE	99,000	0.02%	1
C&I	438,000	0.14%	6
Consumer	85,000	0.45%	2

Total nonaccrual loans	$7,056,000	0.40%	31

Total loan delinquencies were $2.4 million at June 30, 2008 or 0.14% of loans outstanding. A break-out of the loan delinquencies at June 30, 2008 by type is as follows:

Loan Type:		% Loans Outstanding
HELOC	$296,000	0.25%
1 - 4 Family	573,000	0.24%
Const & Development	1,278,000	0.19%
CRE	136,000	0.03%
C&I	73,000	0.02%
Consumer	54,000	0.28%

Total delinquent loans	$2,410,000	0.14%

Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007
Overview. The Company reported net income of $1.96 million or $0.11 per diluted share for the three months ended June 30, 2008 as compared with net income of $2.02 million or $0.17 per diluted share for the three months ended June 30, 2007, a decrease of $59,000 in net income and $0.06 in earnings per diluted share. During the second quarters of 2008 and 2007, an $0.08 per share cash dividend was paid to common stockholders in each period. The per share results were affected by the issuance of additional shares in June 2007 as part of the consideration for the acquisition of The Bank of Richmond and a cash dividend paid on the preferred stock of $506,000 in the second quarter of 2008.
The second quarter of 2008 results included a loss from the sale of trading account securities of $54,000 and a fair value gain of $256,000 related to certain trust preferred debt securities that the Company elected fair value option treatment effective January 1, 2007. During the comparative quarter of 2007, there was a loss on the sale of trading securities of $21,000 and a gain on the trust preferred debt securities of $8,000. The second quarter of 2007 also included a loss of $948,000 from the fair value and net cash settlements on the economic hedge. There was no gain or loss on the economic hedge in the second quarter of 2008 as the Company terminated its position in the economic hedge during the third quarter of 2007. The fair value gain on the trust preferred securities in the second quarter of 2008 was the result of the continued unusual credit conditions the financial industry has faced over the past six to nine months that saw credit spreads on these types of securities widen significantly. At the time the fair value option was elected at the beginning of 2007, credit spreads on these types of debt securities were approximately 135 to 155 basis points over 3-month LIBOR. In the second quarter of 2008, the credit spreads were approximately 450 basis points over 3-month LIBOR, and the markets have become very illiquid. The Company obtained the fair value related to these securities from a third party that has experience in valuing these types of securities, and such valuations were derived from a pricing model using discounted cash flow methodologies and the forward LIBOR swap curve. Management has reviewed the valuation of the securities and agrees with their values at June 30, 2008. Because of the type of debt instrument and the illiquidity of the markets, it is not anticipated that the Company would ever realize the gain associated with these trust preferred securities. Additionally, it would not be anticipated that the Company would experience a fair value gain of this magnitude in the future and, in all likelihood, would show a fair value loss if credit market conditions become more normalized.
The Company’s primary banking operations continues to grow with de novo development of its branch network over the past 12 months and the completed acquisition of The Bank of Richmond on June 1, 2007. The acquisition of The Bank of Richmond added six additional financial centers in the demographically desirable Richmond, Virginia market and a loan production office in Charlottesville, Virginia, which has since been converted to a full financial center during the second quarter of 2008. The acquisition and the opening of five de novo financial centers since March 2007 in Raleigh (2), Wilmington, and Chapel Hill, North Carolina and our second office in Emporia, Virginia has increased our total financial centers to 36 as well as with three loan production offices.
Our franchise has generated consistently high levels of net interest income and non-interest income since inception. During the second quarter of 2008, total revenue (defined as net interest income and non-interest income) increased $3.7 million or 25.2% to $18.6 million over the prior year second quarter. The Company’s net interest income was $2.0 million higher in the second quarter of 2008 as compared with the second quarter of the prior year. The increase in total revenue for the quarter was basically offset by increases in non-interest expenses and the loan loss provision.

Non-interest expenses increased $3.3 million or 32.0% as the Company has incurred additional non- interest expenses as a result of the growth of the franchise, increased FDIC insurance costs, higher franchise taxes, and the acquisition of The Bank of Richmond (which had only one month of expense in the second quarter of 2007 as compared to three months in the second quarter of 2008). Additionally, the loan loss provision was $850,000 higher in the second quarter of 2008 as compared with the second quarter of 2007.
Net Interest Income. Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread, and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities as well as by levels of non-interest-bearing liabilities and stockholders’ equity.
Total interest income increased to $29.3 million for the quarter ended June 30, 2008, a $3.3 million or 12.5% increase from the $26.0 million earned in the same quarter of 2007. Total interest income benefited from a 38.5% increase in average earning assets that was driven primarily from a 42.8% growth in average loans since June 30, 2007. Average total interest-earning assets increased $517.0 million to $1.86 billion for the second quarter of 2008 as compared to the second quarter of 2007. Average loans increased $509.6 million to $1.70 billion as compared with the second quarter of 2007. The increase in interest income related to this increased volume was partially offset by a drop in yield. The average yield on interest-earning assets decreased 138 basis points from 7.78% for the second quarter of 2007 to 6.40% for the second quarter of 2008 due primarily to the 325-basis point reduction in interest rates since September 2007, including a 125-basis point reduction during an 8-day period in January 2008.
Approximately 63% of the loans outstanding at June 30, 2008 were variable related to the prime rate or LIBOR. As a result, the reduction in interest rates dropped loan yields by 174 basis points from 8.12% in the second quarter of 2007 to 6.38% for the second quarter of 2008, which was helped somewhat by an increase in the investment yield from 5.14% for the second quarter of 2007 to 6.71% (fully tax-equivalent) in the second quarter of 2008. The increase in investment yield was the result of restructuring the investment portfolio in the second quarter of 2007 and purchasing $40 million of FHLMC and FNMA preferred stock in the fourth quarter of 2007 and first quarter of 2008 that carries an average coupon rate in excess of 8.00%. The dividends on the FHLMC and FNMA preferred stocks are 70% tax free, increasing the fully tax-equivalent yield on these investments to approximately 12.9%. The loan yield stabilized in the second quarter and the Federal Reserve did not reduce interest rates any further at its last meeting in June. Additionally, the Company is requiring interest rate floors on the majority of its renewing and new variable rate loans and has increased its credit spreads on fixed rate loans. Therefore, it does anticipate any substantial further reduction in loan yield in the near future.
Average total interest-bearing liabilities increased by $528.1 million or 43.2%, which is consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 114 basis points from 4.71% for the quarter ended June 30, 2007 to 3.57% for the current quarter primarily associated with the 325-basis point drop in interest rates since September 2007. The cost of savings, money market, and NOW accounts decreased 122 basis points from 3.47% for the second quarter of 2007 to 2.25% for the current quarter. This decrease resulted from reducing interest rates primarily on business sweep accounts and the most popular money market accounts in line with the decrease in the federal funds rate previously discussed. Additionally, as discussed above, the Bank has utilized $192.5 million of brokered money market deposits during the second quarter that are tied directly to the federal funds rate and have adjusted downward with the reduction in rates. The Bank has kept money market rates higher in certain new markets through “specials” that run for three to six months time periods, which has mitigated the reduction in average rates to some extent as well as only adjusting rates nominally on already low cost savings and NOW accounts. The cost of CD’s decreased 67 basis points from 5.08% for the second quarter of 2007 to 4.41% for the current quarter. This decrease is primarily the result of repricing CD’s opened in the second quarter of 2007 that carried rates in the 5.25% to 5.50% range 200 basis points lower during the second quarter of 2008. However, as a result of competitive pressures and liquidity issues that the financial industry continues to face, CD rates have increased recently and are not expected to reprice as rapidly during the second half of the year.
As a result primarily of the effect that the 325-basis point interest rate reduction had on the revenues of the variable loan portfolio, the repricing lag related to the Bank’s CD portfolio and the competitive pressures that have kept deposit rates higher than in more normalized markets, the interest rate spread decreased 24 basis points from 3.07% for the quarter ended June 30, 2007 to 2.83% for the current quarter, and the net interest margin, on a tax-equivalent basis, decreased 47 basis points from 3.50% for the quarter ended June 30, 2007 to 3.03% for the current quarter.

However, as a result of our loan yield stabilizing during the second quarter and our CD’s repricing substantially lower during the second quarter, the interest rate margin improved 12 basis points from 2.91% for the second quarter of 2008. The net interest margin for the month of June was 3.18% as compared with 2.84% for the month of March 2008.
Provision for Loan Losses. The Company recorded a $2.2 million provision for loan losses in the second quarter of 2008, an increase of $850,000 over the $1.35 million provision for loan losses recorded for the same quarter of 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition, and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and other relevant factors. In the second quarters of both 2008 and 2007, the provision for loan losses was made principally in response to growth in loans as well as changes in conditions related to the above factors. Net charge-offs as a percentage of average loans were 0.20% for the second quarter of 2008 as compared with 0.11% for the second quarter of 2007 and 0.03% for the first quarter of 2008; the Company’s level of nonperforming assets has increased by $8.8 million since June 30, 2007, and as a percent to total loans outstanding, increased from 0.06% at June 30, 2007 to 0.47% at March 31, 2008 and June 30, 2008. Additionally, delinquencies were 0.14% of loans outstanding at the end of the second quarter of the current year as compared with 0.19% at June 30, 2007 and 0.56% at March 31, 2008. At June 30, 2008 the total amount of potential problem loans was $18.2 million as compared with $11.8 million as of December 31, 2007 and $16.9 million at March 31, 2008. Loan growth for the second quarter of 2008 was $116.7 million as compared with $103.1 million for the quarter ended June 30, 2007. At June 30, 2008 and December 31, 2007, respectively, the allowance for loan losses was $18.2 million and $15.3 million, representing 1.04% and 1.01%, respectively, of loans outstanding at the end of each period. Other than the nonaccrual loans listed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform well.
Non-Interest Income. Non-interest income totaled $4.8 million for the three months ended June 30, 2008 as compared with $3.1 million for the three months ended June 30, 2007, an increase of $1.7 million or 55.3%. Non-interest income for the second quarter of 2008 included a loss from trading securities of $54,000 and a fair value gain of $256,000 related to certain trust preferred debt securities that the Company had elected fair value option treatment effective January 1, 2007. During the comparative quarter of 2007, there was a $21,000 loss from trading securities and a gain related to the trust preferred debt securities of $8,000. Non-interest income for the second quarter of 2007 also included a loss in the fair value and net cash settlements on economic hedge of $948,000. There was no gain or loss on the economic hedge in the second quarter of 2008 as the Company terminated its position in the economic hedge during the third quarter of 2007. The fair value gain on the trust preferred securities in the second quarter of 2008 was the result of the difficult credit conditions the financial industry continues to face which has seen credit spreads on these types of securities widen significantly. At the time the fair value option was elected at the beginning of 2007, credit spreads on this type of debt security were approximately 135 to 155 basis points over 3-month LIBOR. In the second quarter of 2008, the credit spreads were approximately 450 basis points over 3-month LIBOR, and the markets have become very illiquid. It would not be anticipated that the Company would experience a market value gain of this magnitude in the future, and in all likelihood would show a market value loss if credit market conditions become more normalized. If such a loss were to occur, it would reduce non-interest income during the period in which the loss took place.
Since inception, the Company has actively pursued additional non-interest income sources outside of traditional banking operations, including income from insurance, mortgage, brokerage operations, and title insurance. Revenues from the Company’s non-banking activities represent $2.4 million of the Company’s non-interest income. Revenue from Gateway’s insurance operations decreased $108,000 or 7.1% to $1.4 million for the quarter ended June 30, 2008 as compared with the second quarter of the prior year as a result of a softening in the market during the second quarter of 2008.
Revenue from the mortgage subsidiary increased $142,000 or 19.4% from the second quarter of 2007 to $875,000 for the second quarter of 2008. The increase was attributed to increased head count of loan originators over the past 12 months as we continue to expand our mortgage operations and access to the secondary markets has become more normalized. Additionally, the Company adopted the Securities and Exchange Commission’s SAB No. 109 in 2008, which provides for the measurement of the fair value for a written loan commitment through earnings. The adoption of SAB No. 109 resulted in approximately $45,000 higher revenues from the mortgage operations for the second quarter of 2008 as compared with the prior year quarter.
Revenues from the brokerage operations decreased $92,000 or 46.9% to $104,000 in the second quarter of 2008 as compared with the prior year second quarter as the result of the departure of a broker from our North Carolina operations at the end of the third quarter of last year.

Service charges on deposit accounts represent another key component of non-interest income for the Bank. As a result of the Company’s growth in transaction deposit accounts from period to period from its expanding financial center network and an increased focus during the second quarter of 2008 of expanding the types of services charged to the customer and limiting waived charges, service charges have increased $148,000 or 14.8% to $1.1 million in the second quarter of 2008 as compared with the second quarter of 2007.
Other income increased $293,000 to $659,000 during the second quarter of 2008 as compared with the second quarter of 2007 as a result of gains related to the sale of government sponsored loans of $193,000 (there were no such gains in the second quarter of 2007) and $52,000 higher fee income primarily from check card exchange fees. Income from BOLI was $178,000 higher for the second quarter of 2008 as compared with the same quarter of 2007 as a result of the purchase of $14.0 million of additional BOLI during January 2008.
Non-interest income as a percent of total revenue was 26.1% for the quarter ended June 30, 2008 as compared with 21.0% for the same quarter of 2007.
Non-Interest Expenses. Non-interest expenses aggregated $13.8 million for the three months ended June 30, 2008, an increase of $3.3 million or 32.0% over the $10.4 million reported for the same three months of 2007. Substantially all of this increase resulted from the Bank’s growth and franchise development as well as the acquisition of The Bank of Richmond in June of last year. The second quarter of 2007 only included one month of non-interest expenses from The Bank of Richmond as compared with the second quarter of 2008 which included a full three months of expenses. In addition to the six financial centers and loan production office it acquired with The Bank of Richmond merger, the Bank opened three new financial centers and a loan production office during the second half of 2007 and three additional financial centers during the first half of 2008.
For the three months ended June 30, 2008, personnel costs increased by $1.7 million or 29.4% to $7.4 million from $5.7 million for the quarter ended June 30, 2007 as a result of 63 new hires over the past 12 months and personnel costs associated with The Bank of Richmond. The additional personnel were associated with the additional financial centers as well as continued building of the support infrastructure in deposit operations, credit administration, and retail banking and deposit gathering areas.
Occupancy and equipment costs increased $448,000 or 22.3% to $2.5 million for the second quarter of 2008 as compared with $2.0 million for the second quarter of 2007. This increase was the direct result of the six financial centers and loan production office added since the second quarter of last year as well as the financial centers and loan production office acquired with The Bank of Richmond acquisition.
Other expenses increased $1.0 million or 44.7% as a result of $115,000 higher FDIC insurance premiums that resulted from our increased deposit base; higher postage, printing, and supplies of $188,000; an increase in franchise taxes of $80,000 as a result of the financial center expansion in Virginia and greater capital base; business development and travel expenses which increased $130,000; an increase of $130,000 related to consulting and professional services; and $36,000 increase in intangibles amortization related to The Bank of Richmond acquisition.
Gateway’s efficiency ratio for the second quarter of 2008 was 74.11% up from the 70.26% for the second quarter of 2007. As a percentage of average assets, non-interest expense has dropped from 2.86% for the second quarter of 2007 to 2.69% for the second quarter of 2008 as Gateway continues to gain economies of scale from its maturing financial centers.
Provision for Income Taxes. The Company’s effective tax rate was 24.8% for the three months ended June 30, 2008 as compared with 34.0% for the second quarter of 2007. The lower effective tax rate in 2008 is the result of dividend income related to FHMLC and FNMA preferred stock purchased in the fourth quarter of 2007 and first quarter of 2008 (of which 70% of the dividends are tax free), increased income from BOLI in the first quarter of 2008, and higher municipal interest income in the second quarter of 2008. As a result of the Company’s sustained pattern of profitability, we expect our tax rate to remain near the level incurred for the current quarter. Deferred tax assets have increased primarily due to increases in our loan loss provision.
Comparison of Results of Operations for the Six Months Ended June 30, 2008 and 2007
Overview. The Company reported net income of $5.1 million or $0.32 per diluted share for the six months ended June 30, 2008 as compared with net income of $4.5 million or $0.39 per diluted share for the six months ended June 30, 2007, an increase of $550,000 in net income and a decrease of $0.07 in earnings per diluted share.

During the first half of 2008, a $0.16 per share cash dividend was paid compared to $0.13 per share for the same period in 2007. The per share results were affected by the issuance of additional shares in June 2007 as part of the consideration for the acquisition of The Bank of Richmond and a cash dividend paid on the preferred stock of $1.01 million in the first half of 2008.
The first half of 2008 results included a gain from the sale of available-for-sale investment securities of $800,000 and a fair value gain of $1.8 million related to certain trust preferred debt securities that the Company had elected fair value option treatment effective January 1, 2007. These gains were higher than the gain on sale of available-for-sale securities of $163,000, trading account gains of $259,000, and a fair value gain of $50,000 on the trust preferred debt securities in the first half of 2007. The first half of 2007 also included a loss on the economic hedge of $759,000. There was no gain or loss on the economic hedge in the first half of 2008 as the Company terminated its position in the economic hedge during the third quarter of 2007. The fair value gain on the trust preferred securities in the first half of 2008 was the result of the unusually difficult credit conditions the financial industry has faced over the first half of this year that resulted in credit spreads on these types of securities to widen significantly as discussed above. Because of the type of debt instrument and the illiquidity of the markets, it is not anticipated that the Company would ever realize the gain associated with these trust preferred securities. Additionally, it would not be anticipated that the Company would experience a fair value gain of this magnitude in the future and, in all likelihood, would show a fair value loss if credit market conditions become more normalized.
The Company’s primary banking operations continues to grow with de novo development of its branch network over the past 12 months and the completed acquisition of The Bank of Richmond on June 1, 2007 as discussed in detail above. Our franchise has generated consistently high levels of net interest income and non-interest income since inception. During the first half of 2008, total revenue increased $8.6 million or 29.0% to $38.1 million over the same period in the prior year. The Company’s net interest income was $4.6 million or 21.2% higher in the first half of 2008 as compared with the first half of the prior year. The increase in net interest income coupled with the securities gains discussed above were the primary reasons for the increase in net income partially offset by increases in non-interest expenses and the loan loss provision. Non-interest expenses increased $7.2 million or 36.3% as the Company has incurred additional non-interest expenses as a result of the growth of the franchise, increased FDIC insurance costs, higher franchise taxes, and the acquisition of The Bank of Richmond, which had only one month of expense in the first half of 2007 as compared a full six months in the second quarter of 2008. Additionally, the loan loss provision was $1.25 million higher in the first half of 2008 as compared with the same period of 2007.
Net Interest Income. Total interest income increased to $59.2 million for the six month period ended June 30, 2008, an $11.5 million or 24.2% increase from the $47.6 million earned in the same period of 2007. Total interest income benefited from a 45.8% increase in average earning assets driven primarily from a 48.1% growth in average loans since June 30, 2007. Average total interest-earning assets increased $566.2 million to $1.8 billion for the first half of 2008 as compared to the first half of 2007. Average loans increased $532.9 million to $1.6 billion as compared with the first half of 2007. The increase in interest income related to this increased volume was partially offset by a drop in yield. The average yield on interest-earning assets decreased 111 basis points from 7.77% for the first half of 2007 to 6.66% for the first half of 2008 due primarily to the 325-basis point reduction in interest rates since September 2007, including a 125-basis point reduction during an 8-day period in January 2008.
Approximately 63% of the loans outstanding during this time period were variable related to the prime rate or LIBOR. As a result, the reduction in interest rates dropped loan yields by 141 basis points from 8.10% in the first half of 2007 to 6.69% for the first half of 2008, which was helped somewhat by an increase in the investment yield from 4.95% for the first half of 2007 to 6.45% (fully tax-equivalent) in the first half of 2008. The increase in investment yield was the result of restructuring the investment portfolio in the second quarter of 2007 and purchasing $40 million of FHLMC and FNMA preferred stock in the fourth quarter of 2007 and first quarter of 2008 that carries an average coupon rate in excess of 8.00%. The dividends on the FHLMC and FNMA preferred stocks are 70% tax free, increasing the fully tax-equivalent yield on these investments to approximately 12.9%. The loan yield stabilized in the second quarter and the Federal Reserve did not reduce interest rates any further at its last meeting in June. Additionally, the Company is requiring interest rate floors on the majority of its renewing and new variable rate loans and has increased its credit spreads on fixed rate loans. Therefore, it does not anticipate any substantial further reduction in loan yield in the near future.
Average total interest-bearing liabilities increased by $573.3 million or 51.2%, which is consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 76 basis points from 4.66% for the six months ended June 30, 2007 to 3.90% for the six months ended June 30, 2008 primarily associated with the 325-basis point drop in interest rates since September 2007. The cost of savings, money market, and NOW accounts decreased 98 basis points from 3.42% for the first half of 2007 to 2.44% for the current period. This decrease resulted from reducing interest rates primarily on business sweep accounts and the most popular money market accounts in line with the decrease in the federal funds rate previously discussed.

The cost of short-term borrowings decreased 252 basis points from 5.72% for the first half of 2007 to 3.20% for the same period in 2008 as all of these borrowings are directly tied to the federal funds rate. The cost of long-term debt decreased 64 basis points from 5.14% for the first half of 2007 to 4.50% for the first half of 2008 primarily because all of our subordinated debt is variable (tied to LIBOR), which also reduced with the federal funds rate. Additionally, as discussed above, the Bank has utilized $192.5 million of brokered money market deposits during the first half of the year that are tied directly to the federal funds rate and have adjusted downward with the reduction in rates. The cost of CD’s decreased 38 basis points from 5.04% for the first half of 2007 to 4.66% for the current period. Even though the majority of the CD’s mature with a one year time frame, it will take several months for the repricing of the maturing CD’s to catch up to the interest rate reductions because of the significant reduction in rates over a very short time period. As discussed above, the cost of the CD’s decreased more rapidly during the second quarter of 2008. Additionally, as a result of competitive pressures and liquidity issues that the financial industry has faced over the past several months, CD rates have been higher related to the prime rate that would be the case in more normalized markets.
As a result primarily of the effect that the 325-basis point interest rate reduction had on the revenues of the variable loan portfolio and the repricing lag related to the Bank’s CD portfolio, the interest rate spread decreased 35 basis points from 3.11% for the half year ended June 30, 2007 to 2.76% for the current half year, and the net interest margin, on a tax-equivalent basis, decreased 55 basis points from 3.55% for the half year ended June 30, 2007 to 3.00% for the current period. Further adding to the margin compression during the current half year was the financing of the financial center expansion over the past six months and $14.0 million of BOLI purchased during the first quarter of this year. As a result of interest rate margin for the second quarter being 3.03% and the month of June 2008 being 3.18% as discussed above, we would expect to experience an improvement in margin on a linked quarter basis over the second half of the year as maturing CD’s continue to reprice at much lower rates, money market specials adjust to lower rates, and loan yields stabilize to second quarter levels.
Provision for Loan Losses. The Company recorded a $3.8 million provision for loan losses in the first half of 2008, an increase of $1.25 million over the $2.55 million provision for loan losses recorded for the same period of 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition, and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and other relevant factors. In the first half of both 2008 and 2007, the provision for loan losses was made principally in response to growth in loans as well as changes in conditions related to the above factors. Net charge-offs as a percentage of average loans were 0.11% for the first half of 2008 as compared with 0.13% for the first half of 2007; however, the Company’s level of nonperforming assets has increased $8.8 million since June 30, 2007, and as a percent to total loans outstanding increased from 0.06% at June 30, 2007 to 0.47% at June 30, 2008. Additionally, delinquencies were 0.14% of loans outstanding at the end of the first half of the current year as compared with 0.19% at June 30, 2007. Loan growth for the first half of 2008 was $229.6 million as compared with $192.2 million for the period ended June 30, 2007. At June 30, 2008 and December 31, 2007, the allowance for loan losses was $18.2 million and $15.3 million, respectively, representing 1.04% and 1.01%, respectively, of loans outstanding at the end of each period. Other than the nonaccrual loans listed under the caption “Asset Quality,” the Company’s loan portfolio continues to perform well.
Non-Interest Income. Non-interest income totaled $11.7 million for the six months ended June 30, 2008 as compared with $7.8 million for the six months ended June 30, 2007, an increase of $3.95 million or 50.9%. Non-interest income for first half of 2008 included a gain from the sale of available-for-sale investment securities of $800,000 and a fair value gain of $1.8 million related to certain trust preferred debt securities that the Company had elected fair value option treatment effective January 1, 2007. These gains were higher than the gain on sale of securities of $163,000, trading account gains of $259,000, and a gain of $50,000 on the trust preferred debt securities in the first half of 2007. Non-interest income for the first half of 2007 also included a loss and net cash settlements on the economic hedge of $759,000. There was no gain or loss on the economic hedge in the first half of 2008 as the Company terminated its position in the economic hedge during the third quarter of 2007. The fair value gain on the trust preferred securities in the first half of 2008 was the result of the unusually difficult credit conditions the financial industry faced over the first half of the year which resulted in credit spreads on these types of securities to widen significantly and increase the value of the debt securities as discussed above. It is not anticipated that the Company would experience a fair value gain of this magnitude in the future and, in all likelihood, would show a market value loss if credit market conditions become more normalized. If such a loss were to occur, it would reduce non-interest income during the period in which the loss took place.

Revenues from the Company’s non-banking activities represented $4.9 million of the Company’s non-interest income. Revenue from Gateway’s insurance operations increased $217,000 or 7.6% to $3.1 million for the six months ended June 30, 2008 as compared with the first half of the prior year. The increase in insurance revenues resulted from higher performance bonuses in the first quarter of 2008 as compared with 2007, offsetting some of the softness the market experienced during the second quarter.
Revenue from the mortgage subsidiary decreased $27,000 or 1.6% from the first half of 2007 to $1.6 for the first half of 2008. The decrease was attributed to the nationwide issues that have affected the mortgage industry during the last half of 2007 and has continued into 2008. Although Gateway Bank Mortgage does no sub-prime lending, the limited access to the secondary markets (especially for jumbo mortgages) had a negative effect on selling mortgages in the secondary market thus slowing revenues during the first part of the year. These markets opened up somewhat during the second quarter and mortgage revenues increased $112,000 during the second quarter as compared with the first quarter of 2008.
Revenues from the brokerage operations decreased $267,000 or 57.8% to $195,000 in the first half of 2008 as compared with the first half of the prior year as the result of the departure of a broker from our North Carolina operations at the end of the third quarter of last year.
Service charges on deposit accounts represent another key component of non-interest income for the Bank. As a result of the Company’s growth in transaction deposit accounts from period to period from its expanding financial center network, service charges have increased $177,000 or 9.4% to $2.1 million in the first half of 2008 as compared with the first half of 2007.
Other income increased $612,000 to $1.3 million during the first half of 2008 as compared with the first half of 2007 as a result of gains related to the sale of government sponsored loans of $347,500 (there were no such gains in the first half of 2007) and $150,000 higher fee income primarily from check card exchange fees. Income from BOLI increased $324,600 for the first half of 2008 as compared with the same period of 2007 as a result of the purchase of $14.0 million of additional BOLI during January 2008.
Non-interest income as a percent of total revenue was 30.8% for the six-month period ended June 30, 2008 as compared with 26.3% for the same period of 2007. The increase was partially associated with the higher securities and fair value gains recognized during the first half of 2008.
Non-Interest Expenses. Non-interest expenses aggregated $27.2 million for the six months ended June 30, 2008 an increase of $7.2 million or 36.3% over the $19.9 million reported for comparative 2007. Substantially all of this increase resulted from the Bank’s growth and franchise development as well as the acquisition of The Bank of Richmond in June of last year as discussed in detail above.
For the six months ended June 30, 2008, personnel costs increased by $3.8 million or 34.5% to $14.8 million from $11.0 million for the six month period ended June 30, 2007 as a result of 63 new hires over the past 12 months and The Bank of Richmond acquisition. The additional personnel were associated with the additional financial centers as well as continued building to the support infrastructure in deposit operations, credit administration, and retail banking and deposit gathering areas.
Occupancy and equipment costs increased $1.1 million or 27.7% to $4.9 million for the first half of 2008 as compared with $3.8 million for the first half of 2007. This increase was the direct result of the six financial centers and a loan production office added since the second quarter of last year as well as the financial centers and loan production office acquired with The Bank of Richmond acquisition.
Other expenses increased $2.0 million or 46.6% primarily because of higher FDIC insurance premiums which increased $328,000 as a result of our increased deposit base; higher postage, printing, and supplies expense of $324,000; franchise taxes which were $197,000 higher as a result of the financial center expansion in Virginia and greater capital base; business development and travel expenses which increased $350,000; an increase of $265,000 in consulting and professional services; and $73,000 increase in intangibles amortization primarily related to The Bank of Richmond acquisition.
Gateway’s efficiency ratio for the first half of 2008 was 71.39% up from the 67.95% for the first half of 2007. As a percentage of average assets, non-interest expense has dropped from 2.98% for the first half of 2007 to 2.74% for the first half of 2008 as Gateway continues to gain economies of scale from its maturing financial centers.

Provision for Income Taxes. The Company’s effective tax rate was 28.3% for the six months ended June 30, 2008 as compared with 35.4% for the first half of 2007. The lower effective tax rate in 2008 is the result of dividend income related to FHMLC and FNMA preferred stock purchased in the fourth quarter of 2007 and first quarter of 2008 (of which 70% of the dividends are tax free), increased income from BOLI in the first half of 2008, and higher municipal interest income in the first half of 2008. As a result of the Company’s sustained pattern of profitability, we expect our tax rate to remain near the level incurred during the first half of the year. Deferred tax assets have increased primarily due to increases in our loan loss provision.
Average Balances and Average Rates Earned and Paid. The following table sets forth, for the periods indicated, information on a fully taxable-equivalent basis with regard to average balances of assets and liabilities as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. In preparing the table, nonaccrual loans are included in the average loan balance.

	For the Six Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Interest-earning assets:
Loans	$1,640,007	$54,530	6.69%	$1,107,156	$44,498	8.10%
Interest-earning deposits	3,566	51	2.88%	7,940	172	4.37%
Investment securities available for sale and trading securities:
Taxable	89,445	2,284	5.14%	98,527	2,380	4.87%
Tax-exempt[1]	52,278	2,250	8.66%	10,072	186	3.72%
FHLB/FRB stock	16,533	539	6.56%	11,977	391	6.58%

Total interest-earning assets[1]	1,801,829	59,654	6.66%	1,235,672	47,627	7.77%

Other assets	195,959			115,269

Total assets	$1,997,788			$1,350,941

Interest-bearing liabilities:
Deposits:
Savings, NOW, and money market	$547,356	6,649	2.44%	$286,714	4,866	3.42%
Time deposits	864,076	20,028	4.66%	628,441	15,720	5.04%
Short-term borrowings	27,361	436	3.20%	28,839	818	5.72%
Long-term borrowings	254,261	5,691	4.50%	175,712	4,475	5.14%

Total interest-bearing liabilities	1,693,054	32,804	3.90%	1,119,706	25,879	4.66%

Demand deposits	128,112			107,179
Other liabilities	11,450			9,031
Stockholders’ equity	165,172			115,025

Total liabilities and stockholders’ equity	$1,997,788			$1,350,941

Net interest income and interest rate spread[1]		$26,850	2.76%		$21,748	3.11%

Net interest margin[1]			3.00%			3.55%

Ratio of average interest-earning assets to average interest-bearing liabilities	106.42%			110.36%

[1]
Interest income includes the affects of tax-equivalent adjustments using a federal tax rate of 35% and applicable state income taxes to increase the tax-exempt interest and dividend income to a tax-equivalent basis. The net tax-equivalent adjustments included in the above table were $496,000 for the six months ended June 30, 2008. These adjustments are related to interest income from municipal bonds that are tax-exempt for federal tax purposes, and dividends from preferred stock of government sponsored enterprises which are 70% tax-exempt. There were no tax-equivalent adjustments for the six months ended June 30, 2007 as they were considered immaterial.

RATE/VOLUME ANALYSIS
The following table analyzes the dollar amount, on a fully taxable equivalent basis, of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated to both the changes attributable to volume and the changes attributable to rate.

	Six Months Ended
	June 30, 2008 vs. June 30, 2007
	Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$19,567	$(9,535)	$10,032
Interest-earning deposits	(79)	(42)	(121)
Investment securities available for sale and trading securities:
Taxable	(226)	130	(96)
Tax-exempt	1,298	766	2,064
Other interest and dividends	149	(1)	148

Total interest income	20,709	(8,682)	12,027

Interest expense:
Deposits:
Savings, NOW, and money market	3,796	(2,013)	1,783
Time deposits	5,677	(1,369)	4,308
Short-term borrowings	(33)	(349)	(382)
Long-term borrowings	1,879	(663)	1,216

Total interest expense	11,319	(4,394)	6,925

Net interest income	$9,390	$(4,288)	$5,102

Liquidity and Capital Resources
The Company’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks, and trading and investment securities available for sale. These funds, together with loan repayments and wholesale funding, are used to make loans and to fund continuing operations. In addition, at June 30, 2008, the Bank had credit availability with the FHLB of approximately $193.2 million with $169 million outstanding and federal funds lines of credit with other financial institutions in the amount of $121.5 million, which $63.5 million were outstanding at June 30, 2008.
Total deposits were $1.6 billion and $1.4 billion at June 30, 2008 and December 31, 2007, respectively. As a result of the Company’s loan demand exceeding the rate at which core deposits have been gathered (primarily associated with the loan production offices that are not allowed to gather deposits), the Company has relied heavily on time deposits, wholesale brokered deposits, and borrowings as a source of funds. Time deposits are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At June 30, 2008 and December 31, 2007, time deposits represented 47.7% and 62.6%, respectively, of the Company’s total deposits. Time deposits of $100,000 or more represented 17.3% and 19.3%, respectively, of the Bank’s total deposits at June 30, 2008 and December 31, 2007. At June 30, 2008, the Company had $12.4 million in deposits from public units and $321.7 million in brokered deposits (of which $192.5 million are money market funds that are due on demand). Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit of the public units will renew upon maturity.

Additionally, the Company’s liquidity policy allows for the Bank to utilize wholesale funding (either through the brokered deposit markets or borrowings) up to 50% of its assets. At June 30, 2008, the Company’s ratio of debt and brokered deposits to assets was 31.0% allowing for additional wholesale funding and borrowings of approximately $405 million.
Management anticipates that the Company will rely primarily upon customer deposits, loan repayments, wholesale funding (brokered CDs and borrowings from FHLB), federal funds line of credit, and current earnings to provide liquidity and will use funds thus generated to make loans and to purchase securities, primarily investment grade securities issued by the federal government and its agencies, investment grade corporate securities, and investment grade mortgage-backed securities.
CAPITAL RATIOS
The Company is subject to minimum capital requirements. As the following table indicates, at June 30, 2008, the Company exceeded regulatory capital requirements.

	At June 30, 2008
	Actual	Minimum	Well-Capitalized
	Ratio	Requirement	Requirement
Total risk-based capital ratio	10.89%	8.0%	10.0%
Tier 1 risk-based capital ratio	8.88%	4.0%	6.0%
Leverage ratio	8.40%	4.0%	5.0%
Management expects that the Company will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.
New Accounting Pronouncements
On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting. Under SFAS No. 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently evaluating the effects that SFAS No. 161 will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.
The FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as well as the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS No. 141(R) on the Company’s consolidated financial position and results of operations.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with US GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate that SFAS No. 162 will have an impact on its financial position and results of operations.

From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB, and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.
Subsequent Event
Gateway Financial Holdings, Inc., the holding company for Gateway Bank & Trust Co., announced that its board of directors has approved a quarterly cash dividend of $0.08 per share. The dividend is payable on August 22, 2008 to shareholders of record at the close of business on August 8, 2008.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. The secondary market risk is the value of collateral. Real estate is used as collateral for a significant number and dollar amount of loans in our loan portfolio. The value of real estate has risen at a noticeably higher rate during the last several years. After periods of significant real estate value increases the possibility of market corrections or reductions in real estate collateral value becomes more probable with a current cooling of real estate value. The third area of market risk is the estimate for loan loss since it is subject to changing economic conditions. As a result of the rising interest rates since mid 2004, it is anticipated that some home owners and/or businesses will have difficulty timely paying the increased monthly payment of their adjustable rate mortgages, even in light of the fact that interest rates have decreased over the past year.
These conditions may impact the earnings generated by the Company’s interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to, the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and interest-bearing liabilities so as to mitigate the effect of changes in the rate environment. Collateral values are periodically monitored to protect the credit extended and are subject to market fluctuations in our concentrated geographical area. The Company’s market risk profile has not changed significantly since December 31, 2007.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2008, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC Filings. There were no material changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1 A. Risk Factors
The following are revised and additional risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007:
Our financial condition and results of operations could be negatively affected if we fail to manage our growth effectively.
We pursued a significant growth strategy for our business historically, but intend to normalize our future growth. We cannot assure you we will be able to successfully manage this normalization of our growth or that any such a change in our historic business strategy will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy.
We may face risks with respect to future expansion.
Our historic strategy was to increase the size of our franchise by aggressively pursuing business development opportunities, and we have grown rapidly since our incorporation. We have purchased a number of banking offices of other financial institutions as a part of that strategy and have acquired a number of insurance agencies. While we intend to normalize our future growth, we will continue to explore acquisitions of or investments in bank or permissible non-bank entities, including insurance agencies, by either us or our subsidiary bank, if we believe an appropriate opportunity arises. Acquisitions and mergers involve a number of risks, including:
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

Our construction loans are subject to additional lending risks that could adversely affect earnings.
As of June 30, 2008, approximately 38% of our total loan portfolio was in construction, acquisition and development loans. In the event of a general economic slowdown like the one we are currently experiencing, these loans have additional risks beyond our other loans that could affect the borrowers’ ability to repay on a timely basis. In addition to the normal loan risks of nonpayment by borrowers and decreases in real estate values, construction lending poses additional risks that affect the ability of borrowers to repay loans and the value and marketability of real estate collateral, such as:
•	developments, builders or owners may fail to complete or develop projects;

•	municipalities may place moratoriums on building, utility connections or required certifications;

•	developers may fail to sell the improved real estate;

•	there may be construction delays and cost overruns;

•	the variable rates on these loans could increase the payment on the loan at a time when the borrower’s income is under stress;

•	collateral may prove insufficient; or

•	permanent financing may not be obtained in a timely manner.
Any of these conditions could negatively affect our net income and our financial condition.
A significant part of our loan portfolio is unseasoned.
From the beginning of 2007 through June 30, 2008, our loan portfolio grew by approximately $751 million. It is difficult to assess the future performance of this part of our loan portfolio due to the recent origination of these loans. Industry experience shows that it takes several years for loan difficulties to become apparent. We can give no assurance that these loans will not become non-performing or delinquent, which could adversely affect our future performance.
The decline in the fair market value of various investment securities available for sale could result in future impairment losses.
As of June 30, 2008, the total amortized cost of our portfolio of investment securities available for sale, which includes both debt and equity securities, was approximately $146.5 million while the fair market value of our investment securities available for sale was approximately $139.8 million. As of June 30, 2008, the difference between the estimated fair value and amortized cost of the equity securities included within our available-for-sale investment portfolio was a loss of $6.7 million, and an approximate $4.1 million loss net of tax, which was included in accumulated other comprehensive loss as a reduction in stockholders’ equity on our balance sheet.
We have not recognized this difference as a charge against net income due to our determination at June 30, 2008, that the unrealized losses in our investment securities available for sale did not constitute other-than-temporary impairments. If we determine in one or more future reporting periods that any difference between the fair value and the amortized cost of any of our investment securities available for sale is other-than-temporarily impaired, we would be required to record an impairment loss against our income in an amount equal to such difference.
A number of factors could cause us to conclude in one or more future reporting periods that any difference between the fair value and the amortized cost of any of our investment securities available for sale constitutes an other-than-temporary impairment. These factors include, but are not limited to, an increase in the severity of the unrealized loss on a particular security, an increase in the length of time unrealized losses continue without an improvement in value, a change in our intent or ability to hold the security for a period of time sufficient to allow for the forecasted recovery, or changes in market conditions or industry or issuer specific factors that would render us unable to forecast a full recovery in value.

The building of market share through our de novo financial center strategy could cause our expenses to increase faster than our revenues.
We intend to continue to build market share through our de novo financial center strategy. During 2008, we opened an additional new financial center in Emporia, Virginia and our first financial centers in Charlottesville, Virginia and Chapel Hill, North Carolina. Additionally, we opened our first financial center in Wake Forest, North Carolina in July 2008 and intend to open six additional new financial centers in 2009. There are considerable costs involved in opening financial centers. New financial centers generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our new financial centers can be expected to negatively impact our earnings for some period of time until the financial centers reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new financial centers. Finally, we have no assurance our new financial centers will be successful even after they have been established.
Holders of our junior subordinated debentures and preferred stock have rights that are senior to those of our common shareholders.
We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures and through the issuance of preferred stock. At June 30, 2008, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $56.1 million and 23,266 shares of Series A Preferred Stock. The junior subordinated debentures we issued to the special purpose trusts and the preferred stock are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures and the preferred stock before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures and the preferred stock must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years and on our preferred stock for any period of time, during which time no dividends may be paid on our common stock.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders was held on May 19, 2008. Of the 12,665,323 shares entitled to vote at the meeting, 10,459,586 voted. The following matter was voted on at the meeting:
Proposal 1: To elect five members of the Board of Directors as Class III directors to serve three-year terms until the annual meeting in 2011, until their successors are elected and qualified, or until their death, resignation, or retirement.
Votes for each nominee were as follows:

NOMINEE	FOR	WITHHOLD
D. Ben Berry	10,211,123	248,463
Jimmie Dixon, Jr.	10,223,764	235,822
Robert Y. Green, Jr.	10,208,593	250,993
W. Taylor Johnson, Jr.	10,064,607	394,979
William A. Paulette	10,228,253	231,333

The following directors continue in office after the annual meeting:
H. Spencer Barrow
Robert Willard Luther III
W.C. “Bill” Owens, Jr.
Frank T. Williams
Jerry T. Womack
William Brumsey III
James H. Ferebee, Jr.
Frances Morrisette Norrell
Ollin B. Sykes
Billy G. Roughton
Item 6. Exhibits

Exhibit #	Description
10.1	Loan and Subordinated Debenture Purchase Agreement

10.2	Employment agreement with Matthew D. White

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.0	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.
Date: August 11, 2008	By:	/s/ D. Ben Berry
D. Ben Berry
President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ Theodore L. Salter
Theodore L. Salter
Senior Executive Vice President and Chief Financial Officer