Form 10-Q
period 2008-09-30
GATEWAY FINANCIAL HOLDINGS INC
filed 2008-11-07
CIK 1156953

United States Securities and Exchange Commission
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2008, 12,723,919 shares of the issuer’s common stock, no par value, were outstanding.

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31,
	(Unaudited)	2007*
	(in thousands, except share data)
ASSETS

Cash and due from banks	$129,559	$19,569
Interest-earning deposits in other banks	377	1,092
Trading securities	—	23,011
Investment securities available for sale, at fair value	120,610	126,750
Mortgage loans held for sale	10,813	5,624

Loans	1,832,278	1,516,777
Allowance for loan losses	(22,783)	(15,339)

Net Loans	1,809,495	1,501,438

Accrued interest receivable	8,394	12,330
Stock in Federal Reserve Bank, at cost	6,698	5,348
Stock in Federal Home Loan Bank of Atlanta, at cost	10,954	10,312
Premises and equipment, net	74,294	73,614
Intangible assets, net	4,606	5,069
Goodwill	46,006	46,006
Bank-owned life insurance	41,397	26,105
Real estate owned	3,089	482
Other assets	13,392	11,435

TOTAL ASSETS	$2,279,684	$1,868,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand	$124,556	$123,885
Savings	39,138	16,685
Money market and NOW	633,103	385,838
Time	1,037,527	882,511

Total Deposits	1,834,324	1,408,919

Short-term borrowings	30,965	33,000
Long-term borrowings — $12,647 and $14,865 at fair value as of September 30, 2008 and December 31, 2007, respectively	242,885	249,102
Accrued expenses and other liabilities	7,966	12,757

TOTAL LIABILITIES	2,116,140	1,703,778

Commitments (Note 3)

Stockholders’ Equity
Preferred Stock — 1,000,000 shares authorized:
Series A non-cumulative, perpetual preferred stock, $1,000 liquidation value, 23,266 issued and outstanding at September 30, 2008 and December 31, 2007	23,182	23,182
Series B non-cumulative, perpetual preferred stock, $1,000 liquidation value, 37,550 shares issued and outstanding as of September 30, 2008 and none at December 31, 2007	37,301	—
Common stock, no par value, 30,000,000 shares authorized, 12,719,222 and 12,558,625 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	128,121	127,258
Retained earnings (deficit)	(22,131)	14,991
Accumulated other comprehensive loss	(2,929)	(1,024)

TOTAL STOCKHOLDERS’ EQUITY	163,544	164,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,279,684	$1,868,185

* Derived from audited financial statements
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$28,824	$28,483	$83,354	$72,981
Trading account securities	47	626	451	1,487
Investment securities available for sale:
Taxable	1,614	1,186	5,014	2,705
Tax-exempt	116	119	350	305
Interest-earning bank deposits	27	145	78	317
Other interest and dividends	207	200	746	591

Total Interest Income	30,835	30,759	89,993	78,386

Interest Expense
Money market, NOW, and savings deposits	4,139	3,351	10,788	8,217
Time deposits	7,910	11,582	27,938	27,302
Short-term borrowings	206	147	642	965
Long-term borrowings	3,069	2,120	8,760	6,595

Total Interest Expense	15,324	17,200	48,128	43,079

Net Interest Income	15,511	13,559	41,865	35,307
Provision for Loan Losses	5,400	750	9,200	3,300

Net Interest Income After Provision for Loan Losses	10,111	12,809	32,665	32,007

Noninterest Income
Service charges on deposit accounts	1,320	1,047	3,372	2,922
Mortgage operations	744	780	2,382	2,445
Gain and net cash settlements on economic hedge	—	1,343	—	584
Gain on sale of securities available for sale	146	—	946	163
Gain (loss) from trading securities	(13)	97	(16)	356
Other-than-temporary impairment of GSE securities	(37,351)	—	(37,351)	—
Insurance operations	1,187	1,287	4,243	4,126
Brokerage operations	96	210	291	672
Income from bank-owned life insurance	449	268	1,292	796
Fair value gain on junior subordinate debentures	376	576	2,218	626
Gain on disposition of premises	243	—	243	—
Other	447	510	1,743	1,194

Total Noninterest Income (Loss)	(32,356)	6,118	(20,637)	13,884

Noninterest Expense
Personnel costs	8,149	6,935	22,926	17,920
Occupancy and equipment	2,499	2,164	7,372	5,981
Data processing fees	627	538	1,907	1,417
Other	4,822	2,716	11,073	6,978

Total Noninterest Expense	16,097	12,353	43,278	32,296

Income (Loss) Before Income Taxes	(38,342)	6,574	(31,250)	13,595

Income Tax Expense (Benefit)	(915)	2,358	1,094	4,846

Net Income (Loss)	(37,427)	4,216	(32,344)	8,749

Dividend on preferred stock	512	—	1,524	—

Net Income (Loss) Available to Common Shareholders	$(37,939)	$4,216	$(33,868)	$8,749

Net Income (Loss) Per Common Share
Basic	$(3.02)	$0.33	$(2.70)	$0.74
Diluted	(3.02)	0.32	(2.70)	0.72

Weighted Average Common Shares Outstanding
Basic	12,557,631	12,630,561	12,532,031	11,749,204
Diluted	12,557,631	13,096,695	12,532,031	12,116,100
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

								Accumulated
	Preferred Stock — Series A		Preferred Stock — Series B		Common Stock		Retained	Other	Total
							Earnings	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	(Deficit)	Loss	Equity
	(in thousands, except share data)

Balance at December 31, 2007	23,266	$23,182	—	$—	12,558,625	$127,258	$14,991	$(1,024)	$164,407

Cumulative-effect adjustment resulting from the adoption of EITF 06-4	—	—	—	—	—	—	(352)	—	(352)

Comprehensive loss:
Net loss	—	—	—	—	—	—	(32,344)	—	(32,344)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,905)	(1,905)

Total comprehensive loss									(34,249)

Issuance of restricted stock	—	—	—	—	95,000	—	—	—	—

Issuance of Series B preferred stock	—	—	37,550	37,301	—	—	—	—	37,301

Shares issued from dividend reinvestment	—	—	—	—	22,000	47	—	—	47

Shares issued from options exercised	—	—	—	—	43,597	302	—	—	302

Stock based compensation related to restricted stock	—	—	—	—	—	352	—	—	352

Stock based compensation related to options	—	—	—	—	—	46	—	—	46

Tax benefits from the exercise of options	—	—	—	—	—	116	—	—	116

Cash dividends on:
Common stock ($0.24 per share)	—	—	—	—	—	—	(2,902)	—	(2,902)
Non-cumulative, perpetual preferred stock	—	—	—	—	—	—	(1,524)	—	(1,524)

Balance at September 30, 2008	23,266	$23,182	37,550	$37,301	12,719,222	$128,121	$(22,131)	$(2,929)	$163,544

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(32,344)	$8,749
Adjustments to reconcile net income (loss) to net cash from operating activities
Amortization of intangibles	464	432
Depreciation and amortization	2,911	2,035
Provision for loan losses	9,200	3,300
Proceeds from the sale of real estate owned	533	—
Gain on sale of real estate owned	(19)	—
Valuation loss related to real estate owned	332	—
Fair value gain on economic hedge	—	(1,226)
Gain on sale of investment securities available for sale	(946)	(163)
(Gain) loss from trading securities	16	(356)
Fair value gain on junior subordinated debt	(2,218)	(626)
Other than temporary impairment of GSE securities	37,351	—
Gain on disposal of premises	(243)	—
Stock based compensation	398	296
Proceeds from sale of loans	3,971	—
Gain on sale of loans	(347)	—
Proceeds from sale of mortgage loans held for sale	117,929	149,575
Mortgage loan originations held for sale	(123,118)	(139,490)
Income on bank-owned life insurance	(1,292)	(796)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	3,935	(3,201)
Increase in other assets	(624)	(3,367)
Decrease (increase) in accrued expenses and other liabilities	(5,143)	3,603

Net Cash Provided by Operating Activities	10,746	18,765

Cash Flows from Investing Activities
Cash received (paid) from investment securities available for sale transactions:
Purchases	(76,828)	(89,640)
Maturities	8,333	8,275
Sales	35,020	22,267
Cash received (paid) from trading securities for sale transactions:
Purchases	(25,148)	(69,962)
Maturities	23,000	35,000
Sales	—	42,337
Calls	25,000	—
Cash and cash equivalents acquired with The Bank of Richmond acquisition	—	17,974
Cash paid for subsidiary acquisition		(445)
Cash paid for The Bank of Richmond acquisition	—	(26,791)
Purchase of bank-owned life insurance	(14,000)	—
Net increase in loans	(324,333)	(256,134)
Proceeds from disposition of premises	1,453	—
Purchases of premises and equipment	(4,686)	(11,115)
Purchase of FHLB stock	(642)	(1,880)
Purchase of FRB stock	(1,350)	(1,728)

Net Cash Used by Investing Activities	(354,181)	(331,842)

Cash Flows from Financing Activities
Net increase in deposits	425,405	252,000
Short-term borrowings	30,965	—
Repayment of federal funds	(33,000)	—
Net increase (decrease) in long-term borrowings	(4,000)	64,725
Cash dividends paid	(4,426)	(2,448)
Tax benefit of options exercised	116	28
Repurchase of common stock	—	(4,360)
Proceeds from the exercise of stock options	302	76
Proceeds from the issuance of Series B Preferred stock	37,301	—
Proceeds from the issuance of common stock	47	415

Net Cash Provided by Financing Activities	452,710	310,436

Net Increase (Decrease) in Cash and Cash Equivalents	109,275	(2,641)
Cash and Cash Equivalents, Beginning	20,661	26,794

Cash and Cash Equivalents, Ending	$129,936	$24,153

See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Supplemental disclosure of cash flow information:
Transfer to REO	$3,453	$350
Investment securities transferred from available for sale to trading	$—	$51,012

Merger acquisition of subsidiary company:
Fair value of assets acquired	$—	$218,104
Fair value of liabilities assumed	$—	$179,593
Common stock issued and stock options assumed	$—	$29,792
See accompanying notes.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation
Gateway Bank & Trust Co. (the “Bank”) was incorporated November 24, 1998 and began banking operations on December 1, 1998. Effective October 1, 2001, the Bank became a wholly-owned subsidiary of Gateway Financial Holdings, Inc. (the “Company”), a financial holding company whose principal business activity consists of the ownership of the Bank, Gateway Capital Statutory Trust I, Gateway Capital Statutory Trust II, Gateway Capital Statutory Trust III, Gateway Capital Statutory Trust IV, and Gateway Capital Statutory Trust V.
The Bank is engaged in general commercial and retail banking in Eastern and Central North Carolina and in the Richmond, Lynchburg, Charlottesville, and Tidewater areas of Virginia, operating under state banking laws and the rules and regulations of the Federal Reserve System and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.
The Bank has four wholly-owned subsidiaries: Gateway Bank Mortgage, Inc., whose principal activity is to engage in originating and processing mortgage loans; Gateway Investment Services, Inc., whose principal activity is to engage in brokerage services as an agent for non-bank investment products and services; Gateway Title Agency, Inc., whose principal activity is to engage in title services for real estate transactions; and Gateway Insurance Services, Inc., an independent insurance agency with offices in Edenton, Hertford, Elizabeth City, Moyock, Plymouth, and Kitty Hawk, North Carolina and Chesapeake and Newport News, Virginia. For segment reporting purposes, Gateway Title Agency, Inc. and Gateway Insurance Services, Inc. are combined.
The Company formed Gateway Capital Statutory Trust I in 2003, Gateway Capital Statutory Trust II in 2004, Gateway Capital Statutory Trust III in May 2006, Gateway Capital Statutory Trust IV in May 2007, and Gateway Capital Statutory Trust V in July 2008, all five of which are wholly owned by the Company to facilitate the issuance of trust preferred securities totaling $8.0 million, $7.0 million, $15.0 million, and $25.0 million, for Trusts I through IV, respectively. As of September 30, 2008, Gateway Capital Statutory Trust V had not issued any trust preferred securities. Our 2004 adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, resulted in the deconsolidation of Gateway Capital Statutory Trust I and II. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts were included in long-term borrowings and the Company’s equity interest in the trusts was included in other assets. The deconsolidation of the trusts did not materially impact net income.
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
All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of a normal recurring nature) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.
The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.
The organization and business of the Company, the accounting policies followed by the Company, and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2007 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation (Continued)
In 2006 the Emerging Issues Task Force issued EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in Statement 106 or Opinion 12, as appropriate. This issue is applicable for interim or annual reporting periods beginning after December 15, 2007. The Company adopted the provisions of EITF Issue 06-4 effective January 1, 2008, and as a result had to establish an initial liability of approximately $352,000, which in accordance with the standard was recorded as a cumulative-effect adjustment, reducing retained earnings as of January 1, 2008. Additionally, the adoption of the issue resulted in increased personnel costs of approximately $30,000 and $91,000, respectively, for the three and nine months ended September 30, 2008.
In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB No. 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB No. 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The impact of SAB No. 109 accelerated the recognition of the estimated fair value of the servicing inherent in the loan to the commitment date. The adoption of SAB No. 109 resulted in increased revenues of approximately $49,000 and $94,000 for the three and nine months ended September 30, 2008, respectfully.
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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2 — Stock Compensation Plans (Continued)
The Company had four share-based compensation plans in effect at September 30, 2008. The compensation cost that has been charged against income for those plans was approximately $139,000 and $398,000 for the three and nine months, respectively, ended September 30, 2008. The compensation cost that has been charged against income for those plans was approximately $97,000 and $296,000 for the three and nine months, respectively, ended September 30, 2007. The Company recorded a deferred tax benefit in the amount of $6,000 and $116,000 related to share-based compensation for the three and nine months, respectively, ended September 30, 2008 and $36,000 and $111,000 during the three and nine months, respectively, ended September 30, 2007.
During 1999 the Company adopted, with shareholder approval, an Incentive Stock Option Plan (the “Employee Plan”) and a Nonstatutory Stock Option Plan (the “1999 Director Plan”). During 2001 the Company increased, with shareholder approval, the number of shares available under its option plans. In 2002, the Company increased, with shareholder approval, the number of shares available under the Employee Plan. The Company also adopted a 2001 Nonstatutory Stock Option Plan. On November 24, 2004, the Company adopted a 2005 Omnibus Stock Ownership and Long-Term Incentive Plan (the “Omnibus Plan”) providing for the issuance of up to 726,000 shares of common stock under the terms of the Omnibus Plan, approved by the shareholders at the annual shareholder meeting. All options granted prior to November 2004 to non-employee directors vested immediately at the time of grant, while other options from this pool vest over a four-year period with 20% vesting on the grant date and 20% vesting annually thereafter. Options granted from the pool of shares made available on November 24, 2004 to non-employee directors vested immediately at the time of the grant, while options from this pool granted to employees vested 50% at the time of the grant and 50% the following year. During the year ended December 31, 2006, the Company granted 166,500 nonstatutory options which will vest at 20% per year beginning the month following the quarter in which the Company achieves a ROA of 1%. During the nine months of 2007, the Company granted 10,500 nonstatutory options with the same vesting criteria as in 2006. The Company granted 32,000 options during the first nine months of 2008, which will vest 20% per year beginning on the first anniversary date of the grant.
The Company assumed, as a result of the acquisition of The Bank of Richmond, the 1999 BOR Stock Option Plan, which was adopted by the Board of Directors of The Bank of Richmond as of June 2, 1999. The plan provides for the issuance of up to 601,237 shares of common stock of which 369,048 were outstanding and fully vested as of September 30, 2008.
All unexercised options expire ten years after the date of grant. All references to options have been adjusted to reflect the effects of stock splits. The exercise price of all options granted to date under these plans range from $3.95 to $16.53. The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company has assumed a volatility rate of 17.14% to 23.31%, an expected life of 7 years, interest rates of 3.40% to 4.37%, and a dividend yield of 1.0% to 2.0% in the Black Scholes computation related to the options granted for the nine months ended September 30, 2007 and 2008.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2 — Stock Compensation Plans (Continued)
A summary of option activity under the stock option plans as of and for the period ended September 30, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2007	1,871,986	$9.59	4.80 Years
Exercised	(7,360)	5.79
Authorized	—	—
Forfeited	(60,200)	14.74
Granted	—	—

Outstanding at March 31, 2008	1,804,426	9.43	4.46 Years	$4,817,859
Exercised	(34,036)	7.13
Authorized	—	—
Forfeited	—	—
Granted	20,000	10.30

Outstanding at June 30, 2008	1,790,390	9.48	4.34 Years	$1,854,360
Exercised	(2,201)	7.50
Authorized	—	—
Forfeited	—	—
Granted	12,000	7.09

Outstanding at September 30, 2008	1,800,189	$9.47	4.13 Years	$1,169,162

Exercisable at September 30, 2008	1,610,286	$8.97	3.63 Years	$1,169,153

For the nine months ended September 30, 2008, employees exercised 43,597 options, respectively, with the intrinsic value of options exercised of approximately $158,000. There were 7,486 and 10,030 options exercised with an intrinsic value of $68,000 and $82,000 for the three and nine months, respectively, ended September 30, 2007. Cash received from option exercises for the three and nine months ended September 30, 2008 was $16,000 and $302,000, respectively. The actual tax benefit in stockholders’ equity realized for the tax deductions from the exercise of stock options for the three and nine months ended September 30, 2008 were $6,000 and $116,000; the tax benefit realized for the exercise of stock options for the three and nine months ended September 30, 2007 were $18,000 and $28,000, respectively.
The fair value of options that contractually vested during the three and nine months ended September 30, 2008 was $0 and $4,200, respectively. The fair value of options vested during the three and nine months ended September 30, 2007 was $10,000 and $30,000, respectively.
The 100,000 shares of restricted stock granted during the first nine months of 2008 have a vesting period of five years (20% per year). For the three and nine months ended September 30, 2008, 1,500 and 7,867 shares with a fair value of $10,700 and $102,400 vested, respectively. The restricted stock granted during the first nine months of 2007 had a vesting period of three years for 61,000 shares and five years for 3,500 shares. For the three and nine months ended September 30, 2007, 13,750 shares with a fair value of $196,000 vested.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2 — Stock Compensation Plans (Continued)
A summary of restricted stock outstanding during the first nine months of 2008 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding at December 31, 2007	61,500	$14.60
Granted	90,000	10.61
Vested	(6,367)	14.40
Forfeited	—	—

Non-vested outstanding at March 31, 2008	145,133	12.13
Granted	10,000	7.70
Vested	—	—
Forfeited	(5,000)	15.30

Non-vested outstanding at June 30, 2008	150,133	11.70
Granted	—	—
Vested	(1,500)	14.32
Forfeited	—	—

Non-vested outstanding at September 30, 2008	148,633	$11.67

As of September 30, 2008, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. The cost expected to be recognized for the remaining quarter of 2008 and for the years ended 2009, 2010, 2011, 2012, 2013, and 2014 is $139,000, $534,000, $354,000, $305,000, $296,000, $81,000, and $17,000, respectively.
The Company funds the stock option exercises and restricted stock grants from its authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans.
Note 3 — Commitments
In the normal course of business, there are commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which may or may not require future cash outflows. Commitments to extend credit are agreements to lend to customers provided there are no violations of any conditions set forth in the contracts. They are evaluated on a case by case basis based on the customer’s credit worthiness. Standby letters of credit are written conditional commitments issued by Gateway to guarantee the performance of customers to third parties. The following table reflects commitments of the Company outstanding as of September 30, 2008.

	Total
	Amounts	Within			After
Other Commitments	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Undisbursed home equity credit lines	$67,274	$67,274	$—	$—	$—
Other commitments and credit lines	328,457	328,457	—	—	—
Undisbursed portion of construction loans	36,223	36,223	—	—	—
Lease obligations	18,482	1,668	2,985	2,278	11,551
Commitments to originate mortgage loans, fixed and variable	18,635	18,635	—	—	—
Standby letters of credit	19,694	19,694	—	—	—

Total other commitments	$488,765	$471,951	$2,985	$2,278	$11,551

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
Note 4 — Other Noninterest Expense
The major components of other noninterest expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Advertising and promotion	$321	$187	$775	$569
Professional services	581	346	1,442	987
FDIC insurance	326	291	836	472
Franchise and sales and use tax	288	271	909	695
Amortization of intangibles	155	134	464	403
Postage, printing, and office supplies	599	503	1,725	1,273
Merger related, discontinued capital raise, and abandoned acquisition	1,342	—	1,342	—
Other	1,210	984	3,580	2,579

	$4,822	$2,716	$11,073	$6,978

Note 5 — Comprehensive Income (Loss)
Recognized revenue, expenses, gains, and losses must be included in net income or loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with the operating net income or loss, are components of comprehensive income or loss. A summary of comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(37,427)	$4,216	$(32,344)	$8,749

Other comprehensive income (loss)
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	(35,308)	1,322	(39,524)	(1,808)
Tax effect	(266)	(527)	1,371	678
Reclassification of (gains) losses recognized in net income	37,205	—	36,405	(163)
Tax effect	(465)	—	(157)	61

Total other comprehensive income (loss)	1,166	795	(1,905)	(1,232)

Comprehensive income (loss)	$(36,261)	$5,011	$(34,249)	$7,517

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6 — Per Share Results
Basic earnings per share represent income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock and are determined using the treasury stock method. The basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average outstanding shares used for basic EPS	12,557,631	12,630,561	12,532,031	11,749,204

Plus incremental shares from assumed exercise of:
Stock options	—	461,040	—	349,928
Restricted stock	—	5,094	—	16,968

Weighted average outstanding shares used for diluted EPS	12,557,631	13,096,695	12,532,031	12,116,100

The Board declared quarterly cash preferred stock dividends of $1.52 million for the first nine months ended September 30, 2008, payable in April, June, and September 2008. The third quarter preferred stock dividend of $512,000 was deducted from the three months ended September 30, 2008 net loss, and the aggregate preferred stock dividends of $1.52 million were deducted from nine months ended September 30, 2008 net loss in the computation of basic and diluted loss per share. No adjustments were required to be made to net income in the computation of diluted earnings per share for the three and nine months ended September 30, 2007.
For the three and nine months ended September 30, 2008, there were 1,800,189 options that were all anti-dilutive as any additional incremental shares would have reduced the loss per share for those respective periods. For the three and nine months ended September 30, 2007, there were 314,750 options that were anti-dilutive since the exercise price for these options exceeded the average market price of the Company’s common stock for those respective periods.
Note 7 — Business Segment Reporting
In addition to its banking operations, the Company has three other reportable segments: Investment, Mortgage, and Title and Insurance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s 2007 audited Consolidated Financial Statements. Segment profit and loss is measured by net income after tax. Intersegment transactions are recorded at cost and eliminated as part of the consolidated process. Because of the interrelationships of the segments, the information is not indicative of how the segments would perform if they operated as independent entities. The following table shows certain financial information for each segment and in total (in thousands).

	Total	Elimination	Banking	Mortgage	Brokerage	Insurance
Total Assets at September 30, 2008	$2,279,684	$—	$2,257,503	$11,301	$975	$9,905

Total Assets at September 30, 2007	$1,737,245	$—	$1,722,703	$5,689	$848	$8,005

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 7 — Business Segment Reporting (Continued)

	Total	Elimination	Banking	Mortgage	Brokerage	Insurance
Three Months Ended September 30, 2008

Net interest income	$15,511	$45	$15,433	$26	$—	$7
Noninterest income	(32,356)	—	(34,396)	744	96	1,200

Total income	$(16,845)	$45	$(18,963)	$770	$96	$1,207

Net income (loss)	$(37,427)	$45	$(37,502)	$(103)	$40	$93

Three Months Ended September 30, 2007

Net interest income	$13,559	$131	$13,411	$11	$—	$6
Noninterest income	6,118	—	3,842	778	210	1,288

Total income	$19,677	$131	$17,253	$789	$210	$1,294

Net income	$4,216	$131	$3,766	$106	$69	$144

Nine Months Ended September 30, 2008

Net interest income	$41,865	$210	$41,581	$60	$—	$14
Noninterest income	(20,637)	—	(27,577)	2,378	291	4,271

Total income	$21,228	$210	$14,004	$2,438	$291	$4,285

Net income (loss)	$(32,344)	$210	$(33,509)	$(125)	$99	$981

Nine Months Ended September 30, 2007

Net interest income	$35,307	$376	$34,881	$37	$—	$13
Noninterest income	13,884	—	6,670	2,415	672	4,127

Total income	$49,191	$376	$41,551	$2,452	$672	$4,140

Net income	$8,749	$376	$6,995	$382	$200	$796

Note 8 — Securities Available for Sale
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
On October 1, 2008, the Audit Committee of the Board of Directors of Gateway Financial Holdings, Inc. concluded that it must record as of September 30, 2008 an other-than-temporary impairment in the amount of $37.4 million on its investments in perpetual preferred securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). This determination was made as a result of the action taken by the United States Treasury Department and the Federal Housing Finance Agency on September 7, 2008, which placed Fannie Mae and Freddie Mac into conservatorship. The Company does not hold any common stock or any other equity securities issued by Fannie Mae or Freddie Mac. As of the market close on September 30, 2008, the total market value of the Fannie Mae and Freddie Mac preferred stock was $3.0 million. The other-than-temporary impairment with respect to our investments in Fannie Mae and Freddie Mac preferred stock resulted in a non-cash charge to earnings, which was reported as a component of noninterest income. As a result of favorable tax provisions included in the Emergency Economic Stabilization Act of 2008 that converted any loss on the preferred investments from a capital loss to an ordinary loss, we expect to realize a total Federal tax benefit from the loss of approximately $12.7 million in the fourth quarter. We further expect to receive favorable state tax benefits. However, the amounts of the state tax benefits have not been determined at this time.
The amortized cost of the Company’s securities available for sale and their fair values were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2008	2007
Amortized Cost	$125,372	$128,416
Gross unrealized losses	(4,765)	(2,455)
Gross unrealized gains	3	789

Fair Value	$120,610	$126,750

Included in the securities available for sale at September 30, 2008 are investments in several community bank stocks with an aggregate cost of $7.0 million with the market value of these securities at September 30, 2008 resulting in an unrealized loss of $2.7 million, or $1.7 million after taxes. Management has evaluated the unrealized losses associated with the community bank investments as of September 30, 2008, and, in management’s belief, the unrealized losses are temporary and will recover in a reasonable amount of time. However, factors discussed above and other circumstances may make it possible that these securities could require the recording of other-than-temporary impairment losses in one or more future reporting periods. For further information see “Part II. Item 1A. Risk Factors” of this Form 10-Q.
At September 30, 2008, the Company’s other available-for-sale securities with an unrealized loss position were, in management’s belief, primarily due to differences in market interest rates and the unusually wide credit spreads as compared to those of the underlying securities. Management does not believe any of these securities are other-than-temporarily impaired. At September 30, 2008, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 9 — Derivatives
The Company had a $150.0 million stand-alone derivative financial instrument that was entered into on December 30, 2005. The derivative financial instrument was in the form of an interest rate swap agreement, which derived its value from underlying interest rates. The Company used this interest rate swap agreement to effectively convert a portion of its variable rate loans to a fixed rate. These transactions involved both credit and market risk. The notional amount is the amount on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that changes in the fair value of derivative financial instruments that are not designated or do not qualify as hedging instruments be reported as an economic gain or loss in noninterest income.
For the three and nine months ended September 30, 2007, a gain of $1.4 million and $1.2 million, respectively, was recorded related to the change in the fair value of the interest rate swap agreement. Additionally, this agreement required the Company to make monthly payments at a variable rate determined by a specified index (prime rate as stated in Publication H-15) in exchange for receiving payments at a fixed rate. These net cash monthly settlements are also recorded as noninterest income in the period to which they relate. On September 11, 2007, the Company terminated its position in the stand-alone derivative and received an $115,000 termination fee from the counterparty, and therefore, there was no gain or loss reported from the derivative financial instrument for the three and nine months ended September 30, 2008. The Company had been exposed to credit related losses in the event of nonperformance by the counterparty to this agreement until it was terminated. The Company controlled the credit risk of its financial contracts through credit approvals, limits, and monitoring procedures, and did not expect the counterparty to fail their obligations. The Company had been required to provide collateral in the form of U. S. Treasury Securities of $2.0 million to the counterparty based on the evaluation of the market value of the agreement. The Company received back its collateral when the financial instrument was terminated.
Note 10 — Fair Value Measurement
Effective January 1, 2007, the Company elected early adoption of SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS No. 157 establishes a framework for using fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Company selected the fair value measurement option for various pre-existing financial assets and liabilities, including certain short-term investment securities used primarily for liquidity and asset liability management purposes in the available-for-sale portfolio totaling approximately $51.0 million and junior subordinated debentures issued to unconsolidated capital trusts of $15.5 million. The initial fair value measurement of these items resulted in, approximately, a $1.2 million cumulative-effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007. Under SFAS No. 159, this one-time charge was not recognized in earnings.
The investment securities selected for fair value measurement are classified as trading securities because they are held principally for resale in the near term and are reported at fair value in the consolidated balance sheets at September 30, 2008 and 2007. Interest and dividends are included in net interest income. Unrealized gains and losses are reported as a component in noninterest income. The Company had no trading securities at September 30, 2008; however, it realized losses of $13,000 and $16,000 from trading activity for the three and nine months ended September 30, 2008 as compared with a gain of $97,000 and $356,000 for the three and nine months, respectively, ended September 30, 2007.
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

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 10 — Fair Value Measurement (Continued)
Below is a table that presents the cumulative effect adjustment to retained earnings for the initial adoption of the fair value option for the elected financial assets and liabilities as of January 1, 2007:

	Balance Sheet		Balance Sheet
	1/1/07 prior	Net Gain/ (Loss)	1/1/07 after
Description	to adoption	upon adoption	adoption of FVO
	(in thousands)
Trading securities	$—	$—	$51,012
Accumulated other comprehensive loss	917	(917)	—
Junior subordinated debenture	(15,465)	(447)	(15,912)

Pretax cumulative effect of adoption of the fair value option	—	$(1,364)	—
Decrease in deferred tax asset	—	167	—

Cumulative effect of adoption of the fair value option (charge to retained earnings)		$(1,197)

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
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 securities include common and preferred stock of publicly traded companies and were valued based on the price of the security at the close of business on September 30, 2008.
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
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models, and similar techniques; they are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. Level 3 financial instruments include economic hedges and junior subordinated debentures. The Company obtains pricing for these instruments from third parties who have experience in valuing these type of securities. Additionally, beginning in 2008, the Company classified interest rate lock commitments on residential mortgage loans held for sale, which are derivatives under SFAS No. 133, on a gross basis within other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect an estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of SAB No. 109, we recorded an asset of $94,000 at September 30, 2008. Because the inputs into the fair value of the locked loan commitments are not transparent in market trades, they are considered to be Level 3 assets in the valuation hierarchy.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 10 — Fair Value Measurement (Continued)
Recurring Basis
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

		Fair Value Measurements at
		September 30, 2008, Using
		Quoted Prices	Significant
	Assets/Liabilities	in Active	Other	Significant
	Measured at	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Input	Inputs
Description	9/30/2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$120,610	$4,291	$116,319	$—
Junior subordinated debentures	12,647	—	—	12,647
Written loan commitments	94			94

	3-Month Period Ended September 30, 2008				9-Month Period Ended September 30, 2008
	for Items Measured at Fair Value Pursuant to				for Items Measured at Fair Value Pursuant to
	Changes in Fair Values for the				Changes in Fair Values for the
	Election of the Fair Value Option				Election of the Fair Value Option
	Trading	Other		Consolidated	Trading	Other		Consolidated
	Gains	Gains	Interest	Expense	Gains	Gains	Interest	Expense
	and	and	Income	on Long-	and	and	Income	on Long-
Description	Losses	Losses	on Loans	term Debt	Losses	Losses	on Loans	term Debt
Trading securities	$(13)	$—	$—	$—	$(16)	$—	$—	$—
Junior subordinated debentures	—	376	—	—	—	2,218	—	—
Written loan commitments	—	49	—	—	—	94	—	—
Junior subordinated debentures are included in long-term borrowings in the consolidated balance sheet as of September 30, 2008. Approximately $41.2 million of other junior subordinated debentures, $169.0 million of FHLB advances, $20.0 million of reverse repurchase agreements are included in long-term borrowings that were not elected for the fair value option. For the three and nine months ended September 30, 2007, the Company recorded gains of $576,000 and $626,000, respectively, related to the change in the fair value of the junior subordinated debentures. For the three and nine months ended September 30, 2007, a gain of $1.4 million and $1.2 million, respectively, was recorded related to the change in the fair value of the economic hedge. There was no fair value gain or loss recorded on the economic hedge for the three and nine months ended September 30, 2008 because the Company terminated its position in the economic hedge in September 2007. These gains were recorded as a component of noninterest income.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 10 — Fair Value Measurement (Continued)
Non-recurring Basis
The Company evaluates other assets and liabilities for which fair value accounting is used on a non-recurring basis. These assets and liabilities include goodwill, loans held for sale, impaired loans, and real estate owned of $46.0 million, $10.8 million, $22.5 million, and $3.1 million, respectively, at September 30, 2008. There was an impairment of $297,000 and $332,000 for the three and nine months ended September 30, 2008, respectively, related to the real estate owned. The balance in impaired loans increased $4.3 million and $7.3 million for the three and nine months, respectively, ended September 30, 2008. The estimated valuation allowance related to the impaired loans used in determining the Company’s allowance for loan losses increased $3.6 million and $4.1 million for the three and nine months, respectively, ended September 30, 2008. As of September 30, 2008, $4.4 million of the impaired loans did not require an allowance to be established. There were no other fair value adjustments related to these assets and liabilities for the three and nine months ended September 30, 2008 and 2007.
Goodwill and identified intangible assets are subject to impairment testing at least annually on or around June 30 or more frequently if events or circumstances indicate possible impairment. The Company uses various valuation methodologies including multipliers of earnings and tangible book value and projected cash flow valuation methods in the completion of impairment testing. These valuation methods require a significant degree of management judgment. In the event this valuation is less than the carrying value, the asset is recorded at fair value as determined by the valuation model.
As indicated in Note 11, Hampton Roads Bankshares, Inc, and Gateway Financial Holdings, Inc. announced the execution of a definitive purchase agreement. The agreement established a fair value of the Company, estimated at 0.67 of $11.91 per share, or $7.98 per share. Since this price is less than the book value per share of the Company at September 30, 2008, there is an indication that goodwill impairment exists. As a result, the Company is performing an evaluation of goodwill through the allocation of the implied value to its assets and liabilities. Additionally, the precise amount of the impairment is uncertain at this time, given the uncertainties in the marketplace and significant actions taken by the Federal government since the end of the third quarter that impact this evaluation. Once the evaluation is complete, related goodwill impairment charges will be reflected in the fourth quarter financial statements. The Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.
Loans held for sale on the consolidated balance sheets are carried at the lower of cost or market value based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.
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
In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 10 — Fair Value Measurement (Continued)
Real estate owned is adjusted to fair value upon transfer of the loans to real estate owned. Subsequently, real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the real estate owned as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. All of the real estate owned at September 30, 2008 was evaluated based on appraised values of the underlying collateral.
Note 11 — Mergers and Acquisitions
Merger Announcement
On September 24, 2008, the Company jointly with Hampton Roads Bankshares, Inc. (“Hampton Roads Bankshares”) announced a definitive purchase agreement in which Gateway Financial Holdings, Inc. will merge with and into Hampton Roads Bankshares. Gateway Financial Holdings, Inc. will join Bank of Hampton Roads and Shore Bank as a subsidiary of Hampton Roads Bankshares. Hampton Roads Bankshares will acquire all of the outstanding stock of Gateway Financial Holdings and the shareholders will receive 0.67 shares of Hampton Roads Bankshares common stock for each share of Gateway Financial Holdings stock. Preferred shareholders of the Company’s stock will receive comparable shares in the combined company. This agreement has been approved by the Board of Directors for both companies and is subject to a number of customary conditions, including the approval of the merger by the shareholders and the receipt of all the required regulatory approvals.
As part of the terms of the merger agreement, on September 30, 2008, the Company obtained loans in the aggregate amount of approximately $31.0 million from Hampton Roads Bankshares and its subsidiaries, the Bank of Hampton Roads and Shore Bank. These loans are payable on demand and secured by a first priority lien on all of the issued and outstanding shares of common stock of Gateway Bank, the principal subsidiary of the Company. The proceeds from the loans were used to terminate the Company’s credit agreement with JPMorgan Chase Bank, N.A. dated May 30, 2008. The aggregate amount of approximately $31.0 million paid to JPMorgan represented the principal amount borrowed and outstanding plus accrued and unpaid interest and other facility fees and expenses, including a 0.50% prepayment penalty.
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

Note 11 — Mergers and Acquisitions (Continued)
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

The core deposit intangible is being amortized on the straight-line basis over a ten-year life. The amortization method and valuation of the core deposit intangible are based upon a historical study of the deposits acquired. Premiums and discounts that resulted from recording The Bank of Richmond assets and liabilities at their respective fair values are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The net amortization increased net income before taxes by $24,000 and $72,000 for the three and nine months ended September 30, 2008.
The following unaudited pro forma financial information presents the combined results of operations of the Company and The Bank of Richmond as if the acquisition had occurred as of January 1, 2007 after giving effect to certain adjustments, including amortization of the core deposit intangible, fair value premium and discounts, and additional financing necessary to complete the transaction.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net interest income	$15,511	$13,559	$41,865	$37,961
Noninterest income	(32,356)	6,118	(20,637)	14,342
Total revenue	(16,845)	19,677	21,228	52,303
Provision for loan losses	5,400	750	9,200	3,816
Acquisition related charges	—	—	—	2,286
Noninterest expense	16,097	12,353	43,278	34,711
Income before taxes	(38,342)	6,574	(31,250)	11,490
Net income	(37,427)	4,216	(32,344)	7,162

Net income per common share:
Basic	$(3.02)	$0.33	$(2.70)	$0.56
Diluted	(3.02)	0.32	(2.70)	0.54
Other Acquisitions
During January 2007, the Bank completed the acquisition of Breen Title & Settlement, Inc., an independent title agency with offices located in Newport News, Hampton, and Virginia Beach, Virginia. A summary of the purchase price and the assets acquired is as follows (in thousands):

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 11 — Mergers and Acquisitions (Continued)

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
As a result of favorable tax provisions included in the Emergency Economic Stabilization Act of 2008 (“EESA”) that converted the loss on the Fannie Mae and Freddie Mac preferred investments from a capital loss to an ordinary loss, the Company expects to realize a Federal tax benefit from the loss of approximately $12.7 million. However, since the Act was not passed until October 3, 2008, for GAAP purposes the tax benefit cannot be recognized until the fourth quarter of 2008; and, therefore, is not included in the financial statements as of and for the three and nine months ended September 30, 2008. The federal banking and thrift regulatory agencies announced on October 17, 2008 that they will allow banks and bank holding companies to recognize the effect of the tax change included in the EESA in their third quarter 2008 regulatory capital calculations.
NOTE 13 — Series B Preferred Stock
On September 29, 2008, Gateway Financial Holdings, Inc. sold 37,550 shares of Series B Non-Convertible, Non-Cumulative Perpetual Preferred Stock with a liquidation value of $1,000 per share. Proceeds from offering, net of expenses, were $37.3 million.
The Company intends to pay quarterly non-cumulative cash dividends on the preferred stock at an annual rate of 12.00%. The Company may redeem all or a portion of the preferred stock at any time, and for any reason, after October 1, 2009.
The preferred stock is not convertible and has no general voting rights. All preferred stock outstanding has preference over the common stock with respect to the payment of dividends and distribution of assets in the event of liquidation or dissolution.
NOTE 14 — Reclassification
Certain amounts presented in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. The reclassifications had no effect on the net income or total stockholders’ equity as previously reported.

GATEWAY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 15 — Subsequent Events
In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:
•
The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of market-to-market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2009;

•	On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•
On October 14, 2008, the U.S. Treasury announced the creation of a new program, the TARP Capital Purchase Program that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are nonnegotiable;

•
On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available on a voluntary basis to financial institutions:

°
Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before June 30, 2009 and would provide protection until June 30, 2012; issuers electing to participate would pay a 75-basis point fee for the guarantee;

°
Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10-basis point premium in addition to the insurance premiums paid for standard deposit insurance.

Gateway has applied for the TARP Senior Preferred Stock capital and is currently evaluating its participation in the other above mentioned programs. Management has not yet determined whether the Company will participate in any of these programs. However, as a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, it is clear that our deposit insurance costs will increase significantly during 2009.
Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, management is not aware of any further recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios, or results of operations.

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
Financial Condition at September 30, 2008 and December 31, 2007
We continued our pattern of steady growth during the first nine months of 2008 with total assets increasing by $411.5 million or 22.0% to $2.3 billion at September 30, 2008 from $1.9 billion at December 31, 2007. This growth was principally driven by increased loans from our franchise expansion, in particular Raleigh and Wilmington, North Carolina and the Hampton Roads area and Richmond, Virginia. The economies in these markets have remained steady over the first nine months of the year and our loan pipeline continues to reflect consistent demand in these markets.
Total loans increased by $320.7 million or 21.1% from $1.5 billion at December 31, 2007 to $1.8 billion at September 30, 2008. Commercial loans represented the majority of the growth over the first nine months of the year, with construction, acquisition, and development loans increasing $89.1 million or 14.7%; commercial real estate loans increasing $92.3 million or 28.7%; and commercial and industrial loans increasing $67.4 million or 25.6%. As a percent of total loans, construction and commercial loans represent 78.0% of loans outstanding at September 30, 2008. Construction, acquisition, and development loans represent 37.6% of loans outstanding at September 30, 2008 down from 39.7% at December 31, 2007.
We have maintained liquidity at what we believe to be an appropriate level. Liquid assets, consisting of cash and due from banks, interest-earning deposits in other banks, and investment securities available for sale and trading, were $250.5 million or 11.0% of total assets at September 30, 2008 as compared to $170.4 million or 9.1% of total assets at December 31, 2007. We increased our cash balances during September as a liquidity contingency in response to the negative publicity that the banking industry was receiving during this time period. Additionally, we had $21.7 million of borrowing availability from the Federal Home Loan Bank of Atlanta (“FHLB”) and $71.5 million of borrowing availability on our federal funds lines of credit with correspondent banks at September 30, 2008.
Funding for the growth in assets and loans during the period was provided by an increase in deposits of $425.4 million to $1.8 billion. Of this increase, $320.3 million was the result of a net increase in brokered deposits. Non-interest-bearing demand deposits increased by 0.5% or $671,000 to $124.6 million from the $123.9 million balance at December 31, 2007.
Savings, money market, and NOW accounts increased by 67.0% or $269.7 million to $672.2 million from the $402.5 million balance at December 31, 2007. This increase was attributed to $279.5 million of new brokered money market accounts that were obtained during the first nine months of 2008. These brokered money market accounts carry an average interest rate of 16 basis points over the effective federal funds rate and were used to replace higher cost brokered CD’s that matured during the first nine months of the year and to fund a portion of our growth during the same period. These deposits have been less expensive than retail deposits and have acted as a natural hedge to our variable rate loan portfolio during the falling rate environment that we experienced during the first half of the year. Excluding the brokered deposits, the savings, money market, and NOW accounts decreased $9.8 million from December 31, 2007 primarily as a result of a decrease in business sweep accounts of $28.4 million and a decrease in NOW checking accounts of $11.0 million. The decrease in these accounts was somewhat seasonal, and also reflects the slowing economy during the third quarter. These decreases were partially offset by an increase in savings accounts of $22.5 million and money market accounts of $9.2 million. The increase in the money market and savings accounts have resulted from the introduction of new products and running money market and savings “specials” during the first nine months of the year in new market areas such as Wilmington and the Raleigh Triangle area.
Time deposits aggregated $1.04 billion at September 30, 2008 as compared to $882.5 million at December 31, 2007, an increase of $155.0 million. The Company began utilizing the Certificate of Deposit Accounts Registry Service or “CDARS” brokered deposit program during 2008. CDARS is a deposit swapping service that enables banks to provide their customers with access to millions of dollars of FDIC-insured CDs. CDARS allows banks to exchange customer deposits with one another (in sub-$100,000 increments) so that their customers can obtain FDIC protection while the banks can utilize the full amount of the large deposits for funding loans and adding liquidity. The Company gathered $95.6 million of the CDARS brokered deposits during 2008, which accounted for 61.7% of the increase in CDs. Additionally, we ran a CD special during September that gathered approximately $139 million in new accounts. This increase in new CD money replaced approximately $54.8 million of brokered CDs that have matured during the year. Time deposits of more than $100,000 were $295.9 million or 16.1% of total deposits at September 30, 2008 as compared with $271.3 million or 19.3% of total deposits at December 31, 2007.
We continued using brokered deposits to fund growth, manage interest rate sensitivity, and provide funding liquidity. The total brokered deposits increased to $546.2 million as of September 30, 2008 compared to $225.9 million at December 31, 2007. As a percentage of total deposits, our brokered deposits increased to 29.8% of total deposits as compared to 16.0% at December 31, 2007. However, the mix of our brokered deposits has changed significantly. As mentioned above, $279.5 million or 87.2% of the brokered deposit increase was related to the brokered money market accounts, which was used as a natural hedge to fund the variable loan growth and replace higher cost maturing brokered CDs. Additionally, the CDARS program brought in $95.6 million as a service to our customers and provided an alternative to fund loans and provide liquidity. Our more typical, traditional brokered CDs that have been used primarily to fund loan growth in our loan production offices have decreased $54.8 million during the year. Several of these loan production offices are now full service centers including Wilmington, Chapel Hill, and Wake Forest, North Carolina and Charlottesville, Virginia. These offices that have been converted to full financial centers have generated $83.6 million in deposits as of September 30, 2008.
Short-term borrowings decreased $2.0 million since December 31, 2007. The $33.0 million outstanding at December 31, 2007 were federal funds purchased from correspondent banks and were paid off completely at September 30, 2008. The $31.0 million of short-term borrowings outstanding at September 30, 2008 were demand notes from Hampton Roads Bankshares, Inc. and its subsidiaries that were incurred as part of its merger agreement, and were used to terminate the Company’s credit agreement (which included $20 million of subordinated debt and $10.5 million of other long-term borrowings) with JPMorgan Chase Bank, N.A. dated May 30, 2008. Long-term borrowings decreased $6.2 million from December 31, 2007, of which $6.0 million represented advances outstanding on a line of credit with JP Morgan which was repaid as discussed above. The remaining long-term debt outstanding at September 30, 2008 consisted of advances from the FHLB of $169.0 million, reverse repurchase agreements of $20 million, and subordinated debt of $53.9 million issued to statutory trust subsidiaries of the Company (commonly referred to as trust preferred securities); all of which remained relatively unchanged from the beginning of the year.
Total stockholders’ equity decreased $863,000 to $163.5 million from December 31, 2007 primarily as a result of the $32.3 million net loss for the nine months ended September 30, 2008, dividends of $4.4 million paid on the common and preferred stock, and a $1.9 million increase in accumulated other comprehensive loss; partially offset by $37.3 million of Series B non-cumulative, perpetual preferred stock issued in September 2008. As a result of favorable tax provisions included in the EESA that converted the loss on the GSE Securities from a capital loss to an ordinary loss, the Company expects to realize a Federal tax benefit from the loss of approximately $12.7 million. However, since the EESA was not passed until October 3, 2008, for GAAP purposes the tax benefit cannot be recognized until the fourth quarter of 2008, and therefore, is not included in the third quarter financial statements. The federal banking and thrift regulatory agencies announced on October 17, 2008 that they will allow banks and bank holding companies to recognize the effect of the tax change included in the EESA in their third quarter 2008 regulatory capital calculations. All our capital ratios continue to be in excess of the minimum required to be deemed well-capitalized by regulatory authorities.

Asset Quality
An analysis of the allowance for loan losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Balance at beginning of period	$18,203	$13,340	$15,339	$9,405

Provision charged to operations	5,400	750	9,200	3,300

Charge-offs	(827)	(50)	(1,780)	(805)
Recoveries	7	6	24	24

Net charge-offs	(820)	(44)	(1,756)	(781)

Allowance acquired from The Bank of Richmond acquisition	—	—	—	2,122

Balance at end of period	$22,783	$14,046	$22,783	$14,046

The table below sets forth, for the periods indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets. The accounting estimates for loan loss are subject to changing economic conditions.

	September 30,	December 31,
	2008	2007
	(in thousands)
Nonaccrual loans	$7,845	$3,407
Restructured loans	—	—

Total nonperforming loans	7,845	3,407
Real estate owned	3,089	482

Total nonperforming assets	$10,934	$3,889

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	22,783	15,339
Nonperforming loans to period end loans	0.43%	0.22%
Allowance for loan losses to period end loans	1.24%	1.01%
Nonperforming assets to total assets	0.48%	0.21%
A further break-down of nonaccrual loans at September 30, 2008 by geographic region and type are as follows:

	Amount
Geographic Region	(in thousands)	% of non-accruals	# of accounts
Albemarle	$2,151,000	27.4%	19
Hampton Roads	1,315,000	16.8%	3
Outer Banks	2,489,000	31.7%	12
Wilmington	1,427,000	18.2%	2
Richmond	19,000	0.2%	3
Raleigh Triangle	362,000	4.6%	2
Other	82,000	1.1%	1

Total nonaccrual loans	$7,845,000	100.00%	42

	Amount	% Loans in Portfolio
Loan Type	(in thousands)	Outstanding	# of accounts
HELOC	$827,000	0.65%	5
1 - 4 Family	3,083,000	1.24%	9
Const & Development	2,764,000	0.40%	10
CRE	163,000	0.04%	3
C&I	915,000	0.28%	11
Consumer	93,000	0.56%	4

Total nonaccrual loans	$7,845,000	0.43%	42

Total loan delinquencies were $7.2 million at September 30, 2008 or 0.39% of loans outstanding. A break-out of the loan delinquencies by type at September 30, 2008 is as follows:

	Amount	% Loans in Portfolio
Loan Type	(in thousands)	Outstanding
HELOC	$885,000	0.42%
1 - 4 Family	1,060,000	0.41%
Const & Development	3,755,000	0.54%
CRE	242,000	0.06%
C&I	827,000	0.25%
Consumer	478,000	2.88%

Total delinquent loans	$7,247,000	0.39%

Comparison of Results of Operations for the Three Months Ended September 30, 2008 and 2007
Overview. We reported a net loss of $37.4 million or $3.02 per diluted share for the three months ended September 30, 2008 as compared with net income of $4.2 million or $0.32 per diluted share for the three months ended September 30, 2007, a decrease of $41.6 million in net income and $3.34 in earnings per diluted share. The net loss for the quarter included an other-than-temporary impairment charge of $37.4 million ($36.8 million net of a $521,000 limited tax benefit) on its investments in perpetual preferred securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), collectively the “GSE Securities”. This determination was made as a result of the action taken by the United States Treasury Department and the Federal Housing Finance Agency on September 7, 2008, which placed Fannie Mae and Freddie Mac into conservatorship and suspended future dividends. Additionally, the third quarter of 2008 included approximately $1.34 million of non-recurring, noninterest expenses associated with the pending merger with Hampton Roads Bankshares, Inc., discontinued capital raises, and an abandoned potential acquisition. The third quarter results were further affected by a loan loss provision of $5.4 million, which was $4.65 million higher than the loan loss provision for the third quarter of 2007.
The results for both quarters were affected by fair value adjustments for certain financial assets and liabilities that we elected fair value option treatment effective January 1, 2007. The third quarter of 2008 results included a loss from trading account securities of $13,000 and a fair value gain of $376,000 related to certain trust preferred debt securities. During the comparative quarter of 2007, there was a gain from trading securities of $97,000 and a fair value gain of $576,000 related to the trust preferred securities. Additionally, we had a gain of $1.3 million from the fair value and net cash settlements on the economic hedge during the third quarter of 2007. There was no gain or loss on the economic hedge in the third quarter of 2008 as we terminated our position in the economic hedge during September 2007. We obtained the fair value related to these securities from a third party that has experience in valuing these types of securities, and such valuations were derived from a pricing model using discounted cash flow methodologies and the forward LIBOR swap curve. Management has reviewed the valuation of the securities and agrees with their values at September 30, 2008.
The fair value gain on the trust preferred securities in the third quarters of 2007 and 2008 were the result of the extraordinary credit conditions the financial industry has faced over the past year that has resulted in credit spreads on subordinated debt and similar securities to widen significantly. At the time the fair value option was elected at the beginning of 2007, credit spreads on these types of debt securities were approximately 135 to 155 basis points over 3-month LIBOR. In the third quarter of 2008, the credit spreads were approximately 450 basis points over 3-month LIBOR, and the markets have become very illiquid. Because of the type of debt instrument and the illiquidity of the markets, it is not anticipated that we would ever realize the gain associated with these trust preferred securities. Additionally, it would not be anticipated that we would experience a fair value gain of this magnitude in the future and, in all likelihood, would show a fair value loss if credit market conditions become more normalized.
During each of the third quarters of 2008 and 2007, an $0.08 per share cash dividend was paid to common stockholders in each period. Per share results were affected by a cash dividend paid on the preferred stock of $512,000 in the third quarter of 2008.
Our primary banking operations continues to grow with de novo development of our branch network over the past 12 months. The opening of six financial centers in Raleigh, Wilmington, Chapel Hill, and Wake Forest, North Carolina and Emporia and Charlottesville, Virginia has increased our total financial centers to 37.
Our franchise has generated consistently high levels of net interest income and noninterest income since inception. During the third quarter of 2008, total proforma revenue (defined as net interest income and noninterest income, excluding the other-than-temporary impairment loss on the GSE securities and a gain on the sale of property) increased $2.0 million or 10.5% to $20.3 million over the prior year third quarter. This increase was primarily related to our net interest income which was $2.0 million higher in the third quarter of 2008 as compared with the third quarter of the prior year.
Noninterest expenses increased $3.7 million or 30.3% during the third quarter of 2008 as compared with the third quarter of 2007. Of the increase, $1.34 million or 35.8% was related to non-recurring, noninterest expenses related to the pending merger with Hampton Roads Bankshares, Inc., discontinued capital raises, and an abandoned potential acquisition. Additionally, we incurred additional noninterest expenses as a result of the growth of the franchise, increased FDIC insurance costs, and higher franchise taxes.
In accordance with GAAP, the previously mentioned other-than-temporary impairment charge related to the GSE securities and a gain from the sale of property has been reported as a component of noninterest income, and the non-recurring expenses have been reported as a component of noninterest expenses. Additionally, the third quarter of 2007 included a fair value gain and net cash settlement on the economic hedge of $1.34 million, which was reported as a component of noninterest income. To depict a clear comparison between quarters and years, any ratios and figures that indicate “proforma” have been adjusted for these items. Management believes presentation of the adjusted, non-GAAP proforma information throughout this document provides useful information to investors.
Net Interest Income. Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread, and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities as well as by levels of non-interest-bearing liabilities and stockholders’ equity.
Total interest income was $30.8 million for the quarter ended September 30, 2008, basically unchanged from the third quarter of 2007. However, the volume of interest-earning assets and the rates earned on those assets changed significantly from the third quarter of 2007 to the current quarter. Total interest income benefited from a 26.1% increase in average earning assets that was driven primarily from a 30.3% growth in average loans since September 30, 2007. Average total interest-earning assets increased $403.3 million to $1.9 billion for the third quarter of 2008 as compared to the third quarter of 2007. Average loans increased $416.7 million to $1.8 billion as compared with the third quarter of 2007. The increase in interest income related to this increased volume was partially offset by a drop in yield. The average yield on interest-earning assets decreased 158 basis points from 7.91% for the third quarter of 2007 to 6.33% for the third quarter of 2008 due primarily to the 325-basis point reduction in interest rates since September 2007.
Approximately 64% of the loans outstanding over the past year were variable related to the prime rate or LIBOR. As a result, the reduction in interest rates dropped loan yield by 182 basis points from 8.21% in the third quarter of 2007 to 6.39% for the third quarter of 2008. The loan yield stabilized in the second quarter and was basically unchanged on a linked quarter basis. The Federal Reserve had not reduced interest rates any further during the third quarter, however, it did further reduce interest rates 100 basis points in October 2008. Although, we are requiring interest rate floors on the majority of our renewing and new variable rate loans and have increased our credit spreads on fixed rate loans, we would anticipate the 100 basis point interest rate reduction in October to drop loan yield further in the fourth quarter.
Average total interest-bearing liabilities increased by $419.7 million or 29.3%, which is consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 147 basis points from 4.76%

for the quarter ended September 30, 2007 to 3.29% for the current quarter primarily associated with the 325-basis point drop in interest rates since September 2007. The cost of savings, money market, and NOW accounts decreased 137 basis points from 3.60% for the third quarter of 2007 to 2.23% for the current quarter. This decrease resulted from reducing interest rates primarily on business sweep accounts and the most popular money market accounts in line with the decrease in the federal funds rate previously discussed. Additionally, as discussed above, we have utilized $279.5 million of brokered money market deposits this year that are tied directly to the federal funds rate and have adjusted downward with the reduction in rates.
The cost of CD’s decreased 123 basis points from 5.11% for the third quarter of 2007 to 3.88% for the current quarter. This decrease is principally because the majority of our CDs renew within a one year time period, and have re-priced at steadily lower levels over the past year. Additionally, higher cost brokered CDs that have matured during this year have been replaced with the lower cost brokered money market accounts discussed above. However, as a result of competitive pressures and liquidity issues that the financial industry continues to face, CD rates remain higher in our markets than other wholesale funding sources, and are not expected to re-price as rapidly during the remainder of the year.
As a result primarily of the effect that the 325-basis point interest rate reduction had on the revenues of the variable loan portfolio, and the competitive pressures that have kept deposit rates higher than in more normalized markets, the interest rate spread decreased 11 basis points from 3.15% for the quarter ended September 30, 2007 to 3.04% for the current quarter. The net interest margin, on a tax-equivalent basis, decreased 29 basis points from 3.49% for the quarter ended September 30, 2007 to 3.20% for the current quarter. However, as a result of our loan yield remaining stable during the third quarter and our CDs continuing to re-price lower during the third quarter, the interest rate margin improved 17 basis points to 3.20% from 3.03% for the second quarter of 2008.
The following table sets forth information on a fully tax-equivalent basis with regard to average balances of assets and liabilities as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. In preparing the table, nonaccrual loans are included in the average loan balance.

	For the Three Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Interest-earning assets:
Loans	$1,793,470	$28,824	6.39%	$1,376,807	$28,483	8.21%
Interest-earning deposits	5,781	27	1.86%	8,959	145	6.42%
Investment securities available for sale and trading:
Taxable	117,969	1,762	5.94%	133,823	1,812	5.37% %
Tax-exempt[1]	11,628	160	5.47%	12,298	119	3.84%
FHLB/FRB stock	17,534	207	4.70%	11,183	200	7.10%

Total interest-earning assets[1]	1,946,382	30,980	6.33%	1,543,070	30,759	7.91%

Other assets	206,622			168,382

Total assets	$2,153,004			$1,711,452

Interest-bearing liabilities:
Deposits:
Savings, NOW, and money market	$737,600	4,139	2.23%	$369,811	3,351	3.60%
Time deposits	810,021	7,910	3.88%	898,474	11,582	5.11%
Short-term borrowings	32,389	206	2.53%	13,046	147	4.47%
Long-term borrowings	273,784	3,069	4.46%	152,746	2,120	5.51%

Total interest-bearing liabilities	1,853,794	15,324	3.29%	1,434,077	17,200	4.76%

Demand deposits	131,867			125,615
Other liabilities	8,781			11,945
Stockholders’ equity	158,562			139,815

Total liabilities and stockholders’ equity	$2,153,004			$1,711,452

Net interest income and interest rate spread[1]		$15,656	3.04%		$13,559	3.15%

Net interest margin[1]			3.20%			3.49%

Ratio of average interest-earning assets to average interest-bearing liabilities	104.99%			107.60%

[1]
Interest income includes the affects of tax-equivalent adjustments using a federal tax rate of 35% and applicable state income taxes to increase the tax-exempt interest and dividend income to a tax-equivalent basis. The net tax-equivalent adjustments included in the above table were $145,000 for the three months ended September 30, 2008. These adjustments are related to interest income from municipal bonds that are tax-exempt for federal tax purposes and dividends from preferred stock of government sponsored enterprises which are 70% tax-exempt. There were no tax-equivalent adjustments for the three months ended September 30, 2007 as they were considered immaterial.

Provision for Loan Losses. We recorded a $5.4 million provision for loan losses in the third quarter of 2008, an increase of $4.65 million over the $750,000 provision for loan losses recorded for the same quarter of 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition, and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and other relevant factors.
In the third quarter of 2008, the significant increase in the loan loss provision was driven by increased potentially problem or impaired loans, the drop in real estate values of the collateral backing these impaired loans, increased delinquency levels, downgrading of existing credits, higher charge-offs, increased loan growth, and the adverse effect of the overall softening of the economy on our borrowers. At September 30, 2008 the total amount of potential problem or impaired loans was $22.5 million, including $7.8 million of non-performing loans; as compared with $5.4 million of impaired loans, including $2.8 million of non-performing loans at September 30, 2007. Our level of non-performing assets has increased by $7.8 million since September 30, 2007, and as a percent to total loans outstanding and OREO, increased from 0.23% at September 30, 2007 to 0.59% at September 30, 2008. Net charge-offs as a percentage of average loans were 0.18% for the third quarter of 2008 as compared with 0.01% for the third quarter of 2007 and 0.20% for the second quarter of 2008. Additionally, delinquencies were 0.39% of loans outstanding at the end of the third quarter of the current year as compared with 0.08% at September 30, 2007 and 0.14% at June 30, 2008. Loan growth for the quarter ended September 30, 2008 was $91.1 million as compared with $53.7 million for the third quarter of 2007.
Noninterest Income. Noninterest income was a loss of $32.4 million for the three months ended September 30, 2008 as compared with income of $6.1 million for the three months ended September 30, 2007, a decrease of $38.5 million. Proforma noninterest income (excluding the loss from GSE securities and gain from sale of property) for third quarter 2008 was $4.75 million, which was basically unchanged from the $4.78 million (which excluded the gain and net cash settlements from the economic hedge) for the third quarter of 2007. Proforma noninterest income for the third quarter of 2008 included a loss from trading securities of $13,000 and a fair value gain of $376,000 related to certain trust preferred debt securities for which we elected fair value option treatment effective January 1, 2007. During the comparative quarter of 2007, there was a $97,000 gain from trading securities and a fair value gain of $576,000 related to the trust preferred securities. As discussed in detail above, the fair value gains on the junior subordinated debentures in the third quarters of both 2007 and 2008 were the result of the difficult credit conditions the financial industry continues to face which has seen credit spreads on these types of securities widen significantly. It would not be anticipated that we would experience a fair value gain of this magnitude in the future, and in all likelihood would show a market value loss if credit market conditions become more normalized. If such a loss were to occur, it would reduce noninterest income during the period in which the loss took place.
Since inception, we have actively pursued additional noninterest income sources outside of traditional banking operations, including income from investment, mortgage, brokerage operations, and insurance. Revenues from our non-banking activities represent $2.0 million of our noninterest income for the quarter ended September 30, 2008 as compared with $2.3 million for the third quarter of 2007.
Revenue from the mortgage subsidiary decreased $36,000 or 4.6% from the third quarter of 2007 to $744,000 for the third quarter of 2008. The decrease was attributed to the nationwide housing market slowdown, lack of credit availability, and softening of the economy; all of which have negatively affected the sale of mortgage loans into the secondary markets during the third quarter of this year.
Revenues from the brokerage operations decreased $114,000 or 54.3% to $96,000 in the third quarter of 2008 as compared with the prior year third quarter as the result of the departure of a broker from our North Carolina operations at the end of the third quarter of last year.

Revenue from our insurance division decreased $100,000 or 7.8% to $1.2 million for the quarter ended September 30, 2008 as compared with the third quarter of the prior year. The decrease in insurance revenues resulted from $23,000 less revenues from the title agency that corresponded with the softening real estate market and a softening in property and casualty premiums during the third quarter of this year as compared with the third quarter of 2007.
Service charges on deposit accounts represent another key component of our noninterest income. As a result of our growth in transaction deposit accounts from period to period from our expanding financial center network and an increased focus during the third quarter of 2008 of expanding the types of services charged to the customer and limiting waived charges, service charges have increased $273,000 or 26.1% to $1.3 million in the third quarter of 2008 as compared with the third quarter of 2007.
Income from bank-owned life insurance (“BOLI”) increased $181,000 or 67.5% for the quarter ended September 30, 2008 as compared with the third quarter of the prior year as a result of purchasing $14 million of additional BOLI in January of 2008.
Proforma noninterest income as a percent of total revenue was 23.5% for the quarter ended September 30, 2008 as compared with 26.1% for the same quarter of 2007.
Noninterest Expenses. Noninterest expenses aggregated $16.1 million for the three months ended September 30, 2008, an increase of $3.7 million or 30.3% over the $12.4 million reported for the comparative three months of 2007. Of the increase, $1.34 million or 35.8% was related to non-recurring expenses related to the pending merger with Hampton Roads Bankshares, Inc., capital raises that were discontinued when the merger was announced, and an abandoned acquisition. Excluding these non-recurring expenses, the proforma noninterest expense for 2008 was $14.8 million, an increase of $2.4 million or 19.4% as compared with the $12.4 million for the third quarter of 2007. Substantially all of this increase resulted from our growth and franchise development as we opened six new financial centers and a loan production office over the past year.
For the three months ended September 30, 2008, personnel costs increased by $1.2 million or 17.5% to $8.1 million from $6.9 million for the quarter ended September 30, 2007 as a result of 101 new hires over the past 12 months. The additional personnel were associated with the opening of the additional financial centers as well as continued building of the support infrastructure in deposit operations, credit administration, and retail banking and deposit gathering areas.
Occupancy and equipment costs increased $335,000 or 15.5% to $2.5 million for the third quarter of 2008 as compared with $2.2 million for the third quarter of 2007. This increase was the direct result of the opening of the financial centers and loan production office since the third quarter of last year.
Other expenses increased $2.1 million or 77.5% primarily as a result of the $1.34 million non-recurring expenses discussed above. Additionally, we incurred $335,000 higher costs associated with foreclosures of real estate and impairments of real estate owned; increased expenses of $205,000 related to legal and other professional services; increased FDIC insurance premiums of $36,000 as a result of our increased deposit base; higher postage, printing, and supplies of $67,000; and increased franchise taxes of $17,000 as a result of the financial center expansion in Virginia and greater capital base.
Our proforma efficiency ratio for the third quarter of 2008 was 72.8% up from the 66.6% for the third quarter of 2007. As a percentage of average assets, proforma noninterest expense has dropped from 2.86% for the third quarter of 2007 to 2.73% for the third quarter of 2008 as we continue to gain economies of scale from our maturing financial centers.
Provision for Income Taxes. The provision for income taxes was significantly affected during the third quarter by the other-than-temporary impairment charge related to the GSE securities. Under the law in effect at September 30, 2008, this loss was only deductable for federal tax purposes to the extent it had capital gains to offset it. Under this law, the Company recorded a limited tax benefit of $521,000 related to the loss in the third quarter. As a result of favorable tax provisions included in the EESA that converted the loss on the GSE Securities from a capital loss to an ordinary loss, the Company expects to realize a total federal tax benefit from the loss of approximately $12.7 million. However, since the EESA was not passed until October 3, 2008, for GAAP purposes the tax benefit cannot be recognized until the fourth quarter of 2008; and, therefore, is not included in the third quarter financial statements. The federal banking and thrift regulatory agencies announced on October 17, 2008 that they will allow banks and bank holding companies to recognize the effect of the tax change included in the EESA in their third quarter 2008 regulatory capital calculations. Excluding the effect of the GSE Securities, our effective tax rate was 39.8% for the three months ended September 30, 2008 as compared with 35.9% for the third quarter of 2007. The higher effective tax rate in 2008 is the result of the merger related expenses recorded in the third quarter which are not tax deductable. Deferred tax assets have increased primarily due to increases in our loan loss provision.

Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and 2007
Overview. We reported a net loss of $32.3 million or $2.70 per diluted share for the nine months ended September 30, 2008 as compared with net income of $8.7 million or $0.72 per diluted share for the nine months ended September 30, 2007, a decrease of $41.1 million in net income and a decrease of $3.42 in earnings per diluted share. The net loss for the nine months ended September 30, 2008 included an other-than-temporary impairment charge of $37.4 million ($36.8 million net of a $521,000 limited tax benefit) on its investments in perpetual preferred securities issued by Fannie Mae and Freddie Mac. Additionally, the nine months ended September 30, 2008 included $1.34 million of non-recurring, noninterest expenses associated with the pending merger with Hampton Roads Bankshares, Inc., discontinued capital raises, and an abandoned potential acquisition. The nine months results were further affected by a loan loss provision of $9.2 million, which was $5.9 million higher than the loan loss provision for the nine months ended September 30, 2007.
The first nine months of 2008 results included a gain from the sale of available-for-sale investment securities of $946,000 and a fair value gain of $2.2 million related to certain trust preferred debt securities that we had elected fair value option treatment effective January 1, 2007. These gains were higher than the gain on sale of available-for-sale securities of $163,000, trading account gains of $356,000, and a fair value gain of $626,000 on the trust preferred debt securities in the first nine months of 2007. The first nine months of 2007 also included a gain on the economic hedge of $584,000. There was no gain or loss on the economic hedge in the first nine months of 2008 as we terminated our position in the economic hedge during the third quarter of 2007. The fair value gain on the trust preferred securities for both nine month periods were the result of the unusually difficult credit conditions the financial industry faced over the past year that resulted in credit spreads on these types of securities to widen significantly. Because of the type of debt instrument and the illiquidity of the markets, it is not anticipated that we would ever realize the gain associated with these trust preferred securities. Additionally, it would not be anticipated that we would experience a fair value gain of this magnitude in the future and, in all likelihood, would show a fair value loss if credit market conditions become more normalized.
During the first nine months of 2008, a $0.24 per share cash dividend was paid compared to $0.21 per share for the same period in 2007. The per share results were affected by the issuance of additional shares in June 2007 as part of the consideration for the acquisition of The Bank of Richmond and a cash dividend paid on the preferred stock of $1.52 million in the first nine months of 2008.
Our primary banking operations continued to grow with de novo development of our branch network over the past 12 months and the completed acquisition of The Bank of Richmond on June 1, 2007. Our franchise has generated consistently high levels of net interest income and noninterest income since inception. During the first nine months of 2008, proforma total revenue increased $9.7 million or 20.0% to $58.3 million over the same period in the prior year. Our net interest income was $6.6 million or 18.6% higher in the first nine months of 2008 as compared with the same period in the prior year. Noninterest expenses increased $11.0 million or 34.0%. Of the increase, $1.34 million or 12.2% was related to non-recurring expenses related to the pending merger with Hampton Roads Bankshares, Inc., discontinued capital raises, and an abandoned potential acquisition. Additionally, we have incurred additional noninterest expenses as a result of the growth of the franchise, increased FDIC insurance costs, and higher franchise taxes.
Net Interest Income. Total interest income increased to $90.0 million for the nine month period ended September 30, 2008, an $11.6 million or 14.8% increase from the $78.4 million earned in the same period of 2007. Total interest income benefited from a 38.4% increase in average earning assets driven primarily from a 41.2% growth in average loans since September 30, 2007. Average total interest-earning assets increased $513.8 million to $1.9 billion for the first nine months of 2008 as compared to the first nine months of 2007. Average loans increased $494.0 million to $1.7 billion as compared with the first nine months of 2007. The increase in interest income related to this increased volume was partially offset by a drop in yield. The average yield on interest-earning assets decreased 129 basis points from 7.83% for the first nine months of 2007 to 6.54% for the first nine months of 2008 due primarily to the 325-basis point reduction in interest rates since September 2007.
Approximately 64% of the loans outstanding during this time period were variable related to the prime rate or LIBOR. As a result, the reduction in interest rates dropped loan yield by 157 basis points from 8.15% in the first nine months of 2007 to 6.58% for the first nine months of 2008, which was helped somewhat by an increase in the investment yield from 5.12% for the first nine months of 2007 to 6.20% (fully tax-equivalent) in the first nine months of 2008. The increase in investment yield was the result primarily of the dividends on the GSE securities which were in excess of 8% and are 70% tax free, increasing the fully tax-equivalent yield on these investments. The loan yield stabilized in the second quarter and was basically unchanged on a linked quarter basis. The Federal Reserve had not reduced interest rates since April, however, it did further reduce interest rates 100 basis points in

October 2008. Although, we are requiring interest rate floors on the majority of our renewing and new variable rate loans and have increased our credit spreads on fixed rate loans, we would anticipate the 100 basis point interest rate reduction in October to drop loan yield further in the fourth quarter.
Average total interest-bearing liabilities increased by $522.0 million or 42.6%, which is consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 102 basis points from 4.70% for the nine months ended September 30, 2007 to 3.68% for the nine months ended September 30, 2008 primarily associated with the 325-basis point drop in interest rates since September 2007. The cost of savings, money market, and NOW accounts decreased 113 basis points from 3.49% for the first nine months of 2007 to 2.36% for the current period. This decrease resulted from reducing interest rates primarily on business sweep accounts and the most popular money market accounts in line with the decrease in the federal funds rate previously discussed. Additionally, as previously discussed, we have utilized $279.5 million of brokered money market deposits during the first nine months of the year that are tied directly to the federal funds rate and have adjusted downward with the reduction in rates.
The cost of CD’s decreased 66 basis points from 5.07% for the first nine months of 2007 to 4.41% for the current period. The decrease in rates for the CDs have lagged other deposit accounts because even though the majority of the CD’s mature with a one year time frame, it has take several months for the re-pricing of the maturing CD’s to catch up to the interest rate reductions. Additionally, as a result of competitive pressures and liquidity issues that the financial industry has faced over the past several months, CD rates have been higher related to the prime rate that would be the case in more normalized markets. As discussed above, the cost of the CDs decreased more rapidly during the third quarter of 2008.
The cost of short-term borrowings decreased 254 basis points from 5.49% for the first nine months of 2007 to 2.95% for the same period in 2008 as all of these borrowings are directly tied to the federal funds rate. The cost of long-term debt decreased 77 basis points from 5.25% for the first nine months of 2007 to 4.48% for the first nine months of 2008 primarily because all of our subordinated debt is variable (tied to LIBOR), which also reduced with the federal funds rate.
As a result primarily of the effect that the 325-basis point interest rate reduction had on the revenues of the variable loan portfolio and the re-pricing lag throughout the year related to our CD portfolio, the interest rate spread decreased 27 basis points from 3.13% for the nine months ended September 30, 2007 to 2.86% for the current nine months, and the net interest margin, on a tax-equivalent basis, decreased 46 basis points from 3.53% for the nine months ended September 30, 2007 to 3.07% for the current period. Further adding to the margin compression during the current period was the financing of the financial center expansion over the previous period and the purchasing of $14.0 million of BOLI during the first quarter of this year. As a result of the Federal Reserve reducing interest rates 100 basis points in October, our loan yield is expected to reduce during the fourth quarter, despite the fact that we have been adding interest rate floors to our variable loans as they mature and the addition of new variable loans. The overall impact the interest rate reductions have on our margin will be dependent on how quickly we are able to re-price our deposits in this very competitive environment.
The following table sets forth, for the periods indicated, information on a fully tax-equivalent basis with regard to average balances of assets and liabilities as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. In preparing the table, nonaccrual loans are included in the average loan balance.

	For the Nine Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Interest-earning assets:
Loans	$1,691,861	$83,354	6.58%	$1,197,841	$72,981	8.15%
Interest-earning deposits	4,310	78	2.42%	6,817	317	6.22%
Investment securities available for sale and trading:
Taxable	126,332	5,975	6.32%	109,623	4,192	5.11%
Tax-exempt[1]	12,060	483	5.35%	10,822	305	3.77%
FHLB/FRB stock	16,869	746	5.91%	12,510	591	6.32%

Total interest-earning assets[1]	1,851,432	90,636	6.54%	1,337,613	78,386	7.83%

Other assets	198,403			132,479

Total assets	$2,049,835			$1,470,092

Interest-bearing liabilities:
Deposits:
Savings, NOW, and money market	$611,234	10,788	2.36%	$314,690	8,217	3.49%
Time deposits	845,926	27,938	4.41%	719,363	27,302	5.07%
Short-term borrowings	29,049	642	2.95%	23,510	965	5.49%
Long-term borrowings	261,420	8,760	4.48%	168,065	6,595	5.25%

Total interest-bearing liabilities	1,747,629	48,128	3.68%	1,225,628	43,079	4.70%

Demand deposits	129,088			113,691
Other liabilities	10,152			8,241
Stockholders’ equity	162,966			122,532

Total liabilities and stockholders’ equity	$2,049,835			$1,470,092

Net interest income and interest rate spread[1]		$42,508	2.86%		$35,307	3.13%

Net interest margin[1]			3.07%			3.53%

Ratio of average interest-earning assets to average interest-bearing liabilities	105.94%			109.14%

[1]
Interest income includes the affects of tax-equivalent adjustments using a federal tax rate of 35% and applicable state income taxes to increase the tax-exempt interest and dividend income to a tax-equivalent basis. The net tax-equivalent adjustments included in the above table were $643,000 for the nine months ended September 30, 2008. These adjustments are related to interest income from municipal bonds that are tax-exempt for federal tax purposes and dividends from preferred stock of government sponsored enterprises which are 70% tax-exempt. There were no tax-equivalent adjustments for the nine months ended September 30, 2007 as they were considered immaterial.

The following table analyzes the dollar amount, on a fully tax-equivalent basis, of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated to both the changes attributable to volume and the changes attributable to rate.

	Three Months Ended			Nine Months Ended
	September 30, 2008 vs. 2007			September 30, 2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$7,658	$(7,317)	$341	$27,219	$(16,846)	$10,373
Interest-earning deposits	(33)	(85)	(118)	(81)	(158)	(239)
Investment securities available for sale and trading:
Taxable	(226)	176	(50)	715	1,068	1,783
Tax-exempt	(8)	49	41	42	136	178
Other interest and dividends	95	(88)	7	199	(44)	155

Total interest income	7,486	(7,265)	221	28,094	(15,844)	12,250

Interest expense:
Deposits:
Savings, NOW, and money market	2,698	(1,910)	788	6,489	(3,918)	2,571
Time deposits	(1,002)	(2,670)	(3,672)	4,492	(3,856)	636
Short-term borrowings	170	(111)	59	175	(498)	(323)
Long-term borrowings	1,519	(570)	949	3,396	(1,231)	2,165

Total interest expense	3,385	(5,261)	(1,876)	14,552	(9,503)	5,049

Net interest income	$4,101	$(2,004)	$2,097	$13,542	$(6,341)	$7,201

Provision for Loan Losses. We recorded a $9.2 million provision for loan losses in the first nine months of 2008, an increase of $5.9 million over the $3.3 million provision for loan losses recorded for the same period of 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition, and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and other relevant factors.
The significant increase in the loan loss provision for the nine months ended September 30, 2008 was driven by increased potentially problem or impaired loans, the drop in real estate values of the collateral backing these impaired loans, increased delinquency levels, downgrading of existing credits, higher charge-offs, increased loan growth, and the adverse effect of the overall softening of the economy on our borrowers. At September 30, 2008 the total amount of potential problem or impaired loans was $22.5 million, including $7.8 million of non-performing loans; as compared with $5.4 million of impaired loans, including $2.8 million of non-performing loans at September 30, 2007. Our level of non-performing assets has increased by $7.8 million since September 30, 2007, and as a percent to total loans outstanding and OREO, increased from 0.23% at September 30, 2007 to 0.59% at September 30, 2008. Net charge-offs as a percentage of average loans were 0.14% for the nine months ended September 30, 2008 as compared with 0.09% for the same period in 2007. Additionally, delinquencies were 0.39% of loans outstanding at September 30, 2008 as compared with 0.08% at September 30, 2007. Loan growth for the first nine months of the year was $320.7 million as compared with $246 million (excluding the loans acquired as part of the merger with The Bank of Richmond) for the nine months ended September 30, 2007.
At September 30, 2008 and December 31, 2007, the allowance for loan losses was $22.8 million and $15.3 million, respectively, representing 1.24% and 1.01%, respectively, of loans outstanding at the end of each period. Other than the nonaccrual loans listed under the caption “Asset Quality,” our loan portfolio continues to perform well.
Noninterest Income. Noninterest income was a loss of $20.6 million for the nine months ended September 30, 2008 as compared with income of $13.9 million, a decrease of $34.5 million, for the nine months ended September 30, 2007. Proforma noninterest income (excluding the loss from GSE securities and gain from sale of property) for the nine months ended September 30, 2008 was $16.5 million, which was an increase of $3.2 million or 23.8% over the $13.3 million proforma noninterest income (which excluded the gain and net cash settlements from the economic hedge) for the nine months ended September 30, 2007. Noninterest income for the first nine months of 2008 included a fair value gain of $2.2 million related to certain trust preferred debt securities that we elected fair value option treatment effective January 1, 2007, as compared with $626,000 for the nine months ended September 30, 2008. Furthermore, we had a gain of $946,000 on the sale of available-for-sale securities and a loss of $16,000 on trading securities during 2008. These gains were higher than the gain on sale of securities of $163,000 and trading account gain of $356,000 in the first nine months of 2007. Noninterest income for the first nine months of 2007 also included a gain and net cash settlement on the economic hedge of $584,000. There was no gain or loss on the economic hedge in the first nine months of 2008 as we terminated our position in the economic hedge during September of 2007. The fair value gain on the trust preferred securities for both nine month periods was the result of the unusually difficult credit conditions the financial industry faced over the past year that resulted in credit spreads on these types of securities to widen significantly and increase the value of the debt securities as previously discussed. It is not anticipated that we would experience a fair value gain of this magnitude in the future and, in all likelihood, would show a fair value loss if credit market conditions become more normalized. If such a loss were to occur, it would reduce noninterest income during the period in which the loss occurred.
Since inception, we have actively pursued additional noninterest income sources outside of traditional banking operations, including income from investment, mortgage, brokerage operations, and insurance. Revenues from our non-banking activities represented $6.9 million of our noninterest income for the nine months ended September 30, 2008, as compared with $7.2 million for the nine month period in 2007.
Revenue from the mortgage subsidiary decreased $63,000 or 2.6% from the first nine months of 2007 to $2.4 for the first nine months of 2008. The decrease was attributed to the nationwide housing market slowdown, lack of credit availability, and softening of the economy; all of which have negatively affected the sale of mortgage loans into the secondary markets over the past year.
Revenues from the brokerage operations decreased $381,000 or 56.7% to $291,000 in the first nine months of 2008 as compared with the first nine months of the prior year as the result of the departure of a broker from our North Carolina operations at the end of the third quarter of last year.
Revenue from our insurance operations increased $117,000 or 2.8% to $4.2 million for the nine months ended September 30, 2008 as compared with the first nine months of the prior year. The increase in insurance revenues resulted from higher performance bonuses in the first quarter of 2008 as compared with 2007, offsetting some of the softness the market experienced during the third quarter discussed above.
Service charges on deposit accounts represent another key component of our noninterest income. As a result of our growth in transaction deposit accounts from period to period resulting from our expanding financial center network and increased focus throughout the year of expanding the types of services charged to the customer and limiting waived charges, service charges have increased $450,000 or 15.4% to $3.4 million in the first nine months of 2008 as compared with the comparative period of 2007.
Income from bank-owned life insurance (“BOLI”) increased $496,000 or 62.3% for the nine months ended September 30, 2008 to $1.3 million as compared with the nine month period of the prior year as a result of purchasing $14 million of additional BOLI in January of 2008.
Other income increased $549,000 to $1.7 million during the first nine months of 2008 as compared with the first nine months of 2007 primarily as a result of gains related to the sale of government sponsored loans of $347,000 (as compared with $37,000 for the nine months ended September 30, 2007), and $102,000 higher fee income in 2008 primarily from check card exchange fees.
Proforma noninterest income as a percent of total revenue was 28.2% for the nine-month period ended September 30, 2008 as compared with 27.4% for the same period of 2007. The increase was partially associated with the higher securities and fair value gains recognized during the first nine months of 2008.
Noninterest Expenses. Noninterest expenses aggregated $43.3 million for the nine months ended September 30, 2008 an increase of $11.0 million or 34.0% over the $32.3 million reported for comparative 2007. Proforma noninterest expense for 2008 (excluding the $1.34 million of non-recurring charges in the third quarter discussed above) was $41.9 million, an increase of $9.6 million or 29.8% over 2007. Substantially all of this increase resulted from our growth and franchise development as well as the acquisition of The Bank of Richmond in June of last year (the nine months ended September 30, 2007 included only four months of activity related to The Bank of Richmond as compared with nine months in 2008).
For the nine months ended September 30, 2008, personnel costs increased by $5.0 million or 27.9% to $22.9 million from $17.9 million for the nine month period ended September 30, 2007 as a result of 101 new hires over the past 12 months and The Bank of Richmond acquisition. The additional personnel were associated with the additional financial centers as well as continued building to the support infrastructure in deposit operations, credit administration, and retail banking and deposit gathering areas.

Occupancy and equipment costs increased $1.4 million or 23.3% to $7.4 million for the first nine months of 2008 as compared with $6.0 million for the first nine months of 2007. This increase was the direct result of the six financial centers and a loan production office added since the third quarter of last year as well as the financial centers and loan production office acquired with The Bank of Richmond acquisition.
Other expenses increased $4.1 million or 58.7%; proforma other expenses increased $2.8 million or 39.4%, primarily as a result of the $1.34 million of non-recurring expenses incurred in the third quarter discussed above and a full nine months of The Bank of Richmond expenses in 2008 as compared with four months in 2007. Additionally, FDIC insurance premiums increased $364,000 as a result of our increased deposit base; higher postage, printing, and supplies expense of $452,000; franchise taxes which were $214,000 higher as a result of the financial center expansion in Virginia and greater capital base; and an increase of $455,000 in legal, consulting, and other professional services, partially the result of merger and capital enhancement efforts.
Our proforma efficiency ratio for the first nine months of 2008 was 71.9% up from the 67.4% for the first nine months of 2007. As a percentage of average assets, noninterest expense has dropped from 2.94% for the first nine months of 2007 to 2.82% for the first nine months of 2008 as we continue to gain economies of scale from our maturing financial centers.
Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2008 was significantly affected by the other-than-temporary impairment charge related to the GSE Securities taken during the third quarter. Under the law in effect at September 30, 2008, this loss was only deductable for federal income tax purposes to the extent there were capital gains to offset it. Under this law, the Company recorded a limited tax benefit of $521,000 related to the loss for the nine month period. As a result of favorable tax provisions included in the EESA that converted the loss on the GSE Securities from a capital loss to an ordinary loss, the Company expects to realize a total federal income tax benefit from the loss of approximately $12.7 million. However, since the EESA was not passed until October 3, 2008, for GAAP purposes the tax benefit cannot be recognized until the fourth quarter of 2008; and, therefore, is not included in the financial results for the first nine months of 2008. Excluding the affect of the GSE Securities, our effective tax rate was 9.4% for the nine months ended September 30, 2008 as compared with 35.6% for the first nine months of 2007. The lower effective tax rate in 2008 was the result of the significant amount of pre-tax income (after excluding the loss on the GSE Securities) that consisted of tax-free income. The tax-free income consisted of $1.9 million dividend income related to the GSE preferred stock (of which 70% of the dividends are tax free), $1.3 million income from BOLI in the first nine months of 2008, and $350,000 municipal interest income in 2008. With the dividend suspended indefinitely on the GSE securities as of the end of September, we would expect the effective tax rate to increase in the fourth quarter of this year and the following year. Deferred tax assets have increased primarily due to increases in our loan loss provision.
Liquidity and Capital Resources
Our sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks, and trading and investment securities available for sale. These funds, together with loan repayments and wholesale funding, are used to make loans and to fund continuing operations. In addition, at September 30, 2008, we had credit availability with the FHLB of approximately $190.7 million with $169 million outstanding and federal funds lines of credit with other financial institutions in the amount of $71.5 million, of which there were no advances outstanding at September 30, 2008.
Total deposits were $1.8 billion and $1.4 billion at September 30, 2008 and December 31, 2007, respectively. As a result of our loan demand exceeding the rate at which core deposits have been gathered (primarily associated with the loan production offices that are not allowed to gather deposits), we have relied heavily on time deposits, wholesale brokered deposits, and borrowings as a source of funds. Time deposits are the only deposit accounts that have stated maturity dates and are generally considered to be rate sensitive. At September 30, 2008 and December 31, 2007, time deposits represented 56.6% and 62.6%, respectively, of our total deposits. Time deposits of $100,000 or more represented 16.1% and 19.3% of our total deposits at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, the Company had $16.9 million in deposits from public units and $546.2 million in brokered deposits (of which $279.5 million are money market funds that are due on demand). Management believes that most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, we anticipate that a substantial portion of outstanding certificates of deposit of the public units will renew upon maturity.
Additionally, our liquidity policy allows for us to utilize wholesale funding (either through the brokered deposit markets or borrowings) up to 50% of our assets. At September 30, 2008, our ratio of debt and brokered deposits to assets was 35.92% allowing for additional wholesale funding and borrowings of approximately $321.0 million under our liquidity policy.
Management anticipates that we will rely primarily upon customer deposits, loan repayments, wholesale funding (brokered CDs and borrowings from FHLB), federal funds line of credit, and current earnings to provide liquidity. We will use funds thus generated to make loans and to purchase securities, primarily investment grade securities issued by the federal government and its agencies, investment grade corporate securities, and investment grade mortgage-backed securities.
CAPITAL RATIOS
We are subject to minimum capital requirements. As the following table indicates, at September 30, 2008, we exceeded regulatory capital requirements.

	Actual	Minimum	Well-Capitalized
	Ratio	Requirement	Requirement
Total risk-based capital ratio	10.49%	8.0%	10.0%
Tier 1 risk-based capital ratio	9.32%	4.0%	6.0%
Leverage ratio	8.61%	4.0%	5.0%
Management expects that the Company will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.
New Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not anticipate that SFAS No. 162 will have an impact on our financial position and results of operations.
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
The FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as well as the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS No. 141(R) on our consolidated financial position and results of operations.
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of FSP EITF 03-6-1 is not expected to have an effect on the Company’s financial statements.
On October 10, 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.
From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB, and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on our consolidated financial statements and monitors the status of changes to and proposed effective dates of exposure drafts.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2008, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC Filings. There were no material changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1 A. Risk Factors
The following are revised and additional risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008:
Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. During 2007 we issued $26.2 million of common stock and $25 million in trust preferred securities to acquire The Bank of Richmond, N.A. Additionally, in December of 2007 we conducted a private placement of $23,266,000 in preferred stock, and in September of 2008 we conducted an offering of $37,550,000 in preferred stock to support our continued growth. In the third quarter of 2008, the Company suffered significant losses relating to Freddie Mac and Fannie Mae preferred stock and material increases in our loan loss reserve. At the end of the third quarter of 2008, Hampton Roads Bankshares refinanced the loan from JP Morgan on a demand note and assisted us in raising the $37,550,000 in preferred stock. If the merger is not consummated, Hampton Roads Bankshares may call its $31 million demand note for payment. The demand note is secured by all of the common stock of Gateway Bank & Trust Co. If the merger is not consummated, we may at some point need to again raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on acceptable terms. If we cannot raise additional capital when needed, our ability to expand our operations through internal growth and acquisitions could be materially impaired.
Failure to maintain regulatory capital requirements may limit our ability to maintain our level of brokered certificates of deposit.
Among other sources of funds, we rely heavily on deposits for funds to make loans and provide for our other liquidity needs. However, our loan demand has exceeded the rate at which we have been able to build core deposits so we have relied heavily on time deposits, including out-of-market and brokered certificates of deposit, as a source of funds. Those deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract or keep them or replace them with other deposits or with funds from other sources. Not being able to attract those deposits or to keep or replace them as they mature would adversely affect our liquidity. Paying higher deposit rates to attract, keep or replace those deposits could have a negative effect on our interest margin and operating results.
We are required by federal banking authorities to maintain certain capital levels to be considered “well capitalized.” If we fail to maintain these capital levels, we would have to seek regulatory approval to keep or obtain additional funding through the use of brokered certificates of deposit. The inability to keep or replace brokered certificates of deposit could result in our having to pay higher deposit rates to attract local deposits, which could have a material negative effect on our interest margin, our operating results, and our ability to make dividend payments.
The fairness opinion we obtained from our financial advisor does not reflect changes in circumstances between signing the merger agreement and the shareholder meeting to approve the merger.
The fairness opinion the Board of Directors obtained from our financial advisor, Sandler O’Neill & Partners, L.P. does not speak as of the time our shareholders will vote to approve the merger or as of any date other than the date of the opinion in September 2008 when the merger agreement was executed. Changes in tax law and regulations, financing opportunities created by the U.S. Treasury, general market and economic conditions, and other factors which are beyond our control, and on which the fairness opinion was based, may alter the value of the Company or the price of our shares of common stock by the time shareholders are asked to approve the merger.
We face risks with respect to the proposed merger.
The merger agreement with Hampton Roads Bankshares generally restricts us from seeking other merger partners, and we are subject to a $3,300,000 termination fee under certain circumstances if we enter into a transaction agreement with a third party. The merger agreement also prohibits us from issuing additional stock, common or preferred, or otherwise entering into transactions outside of the ordinary course of business without the consent of Hampton Roads Bankshares.

The FDIC deposit insurance assessments that Gateway Bank and Trust Co. is required to pay may materially increase in the future, which would have an adverse effect on our earnings and our ability to pay dividends.
Gateway Bank and Trust Co. is required to pay semi-annual deposit insurance premium assessments to the FDIC. Due to the recent failure of several unaffiliated out-of-market FDIC insurance depository institutions and the potential failure of other depository institutions, the deposit insurance premium assessments paid by all banks may increase. In addition, the FDIC has indicated that it intends to propose changes to the deposit insurance premium assessment system that will shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks that rely on brokered deposits, such as Gateway Bank and Trust Co. If the deposit insurance premium assessment rate applicable to the bank increases, our earnings would be adversely affected, which may impact our ability to make dividend payments.
The decline in the fair market value of various investment securities available for sale could result in future impairment losses.
As of September 30, 2008, the total amortized cost of our portfolio of investment securities available for sale, which includes both debt and equity securities, was approximately $125.4 million while the fair market value of our investment securities available for sale was approximately $120.6 million. As of September 30, 2008, the difference between the estimated fair value and amortized cost of the equity securities included within our available-for-sale investment portfolio was a loss of $4.8 million, and an approximate $2.9 million loss net of tax, which was included in accumulated other comprehensive loss as a reduction in shareholders’ equity on our balance sheet.
On September 7, 2008, the U. S. Treasury placed Freddie Mac and Fannie Mae into conservatorship, two companies whose preferred stock we had purchased and included in our investment securities available for sale. Because Freddie Mac and Fannie Mae have been placed into conservatorship, we determined that we must recognize the difference between the cost of this preferred stock and the fair market value of the preferred stock as an other-than-temporary impairment. In the third quarter of 2008, we recognized an impairment of $37.4 million on the preferred stock of Fannie Mae and Freddie Mac. Even after this impairment loss, we cannot guarantee that we will not have to recognize, in one or more future reporting periods, additional impairment losses which could have a material adverse effect on our financial condition and results of operation.
A number of factors could cause us to conclude in one or more future reporting periods that any difference between the fair value and the amortized cost of any of our investment securities available for sale constitutes an other-than-temporary impairment. These factors include, but are not limited to, an increase in the severity of the unrealized loss on a particular security, an increase in the length of time unrealized losses continue without an improvement in value, a change in our intent or ability to hold the security for a period of time sufficient to allow for the forecasted recovery, or changes in market conditions or industry or issuer specific factors that would render us unable to forecast a full recovery in value. As of the market close on September 30, 2008, the total market value of the Freddie Mac and Fannie Mae preferred stock was $3.0 million.
Item 6. Exhibits

Exhibit #	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.0	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY FINANCIAL HOLDINGS, INC.

Date: November 7, 2008	By:	/s/ D. Ben Berry

D. Ben Berry President and Chief Executive Officer

Date: November 7, 2008	By:	/s/ Theodore L. Salter

Theodore L. Salter Senior Executive Vice President and Chief Financial Officer